Form 10-K
period 1993-12-31
MID AMERICA BANCORP/KY/
filed 1994-03-23
CIK 711083

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 1O-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1993
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________  to __________

     Commission File Number       1-10602


                      MID-AMERICA BANCORP
     (Exact name of registrant as specified in its charter)

          Kentucky                            61-1012933
(State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)

      500 West Broadway
    Louisville, Kentucky                        40202
     (Address of Principal                   (Zip Code)
       Executive Offices)

Registrant's telephone number, including area code: (502) 589-3351

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
     Title of each class                 on which registered
        Common Stock                             AMEX


Securities registered pursuant to Section 12(g) of the Act: None

                         (continued)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    YES [X]     NO [ ]


Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]


The aggregate market value of the voting stock held by non-
affiliates of the registrant as of February 17, 1994 was
approximately $106,198,000.            .

The number of shares outstanding of the registrant's common stock as of February 17, 1994 was 8,518,866.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II.

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1994 are incorporated by reference into Part III.

                               TABLE OF CONTENTS


PART I

Item No.                                                Page
     1.  BUSINESS . . . . . . . . . . . . . . . . . . .   2
     2.  PROPERTIES . . . . . . . . . . . . . . . . . .  13
     3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . .  13
     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS  . . . . . . . . . . . . . . . . . . .  13
         EXECUTIVE OFFICERS OF REGISTRANT . . . . . . .  13

PART II

     5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS  . . . . . . .  15
     6.  SELECTED FINANCIAL DATA  . . . . . . . . . . .  15
     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  15
     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. .  15
     9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . .  16

PART III

    10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT . . . . . . . . . . . . . . . . . .  17
    11.  EXECUTIVE COMPENSATION . . . . . . . . . . . .  17
    12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT. . . . . . . . . . . . .  17
    13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  17

PART IV

    14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K. . . . . . . . . . . . . .  17

         SIGNATURES . . . . . . . . . . . . . . . . . .  20

                                    PART I


ITEM 1. BUSINESS OF MID-AMERICA BANCORP

Mid-America Bancorp (the "Company") is a Kentucky corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, and as a savings and loan holding company pursuant to the Home Owners' Loan Act. The Company is registered with, and subject to, the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of Thrift Supervision.

The Company's banking subsidiary, Mid-America Bank of Louisville and Trust Company (the "Bank") represents the Company's primary subsidiary. The Bank was established as a Kentucky banking corporation on October 14, 1925, under the name "Morris Plan Industrial Bank." On July 2, 1946 the Bank's name was changed to "Bank of Louisville." The Bank merged with "Royal Bank and Trust Company" in 1963 under the name Bank of Louisville-Royal Bank and Trust Co. The Bank's name was changed to Bank of Louisville and Trust Company on March 26, 1980. The present name of the Bank was adopted on March 25, 1983.

The Bank is engaged in a wide range of commercial, trust, and personal banking activities including the usual acceptance of deposits for checking, savings and time deposit accounts; making of real estate, construction, commercial, home improvement and consumer loans; issuance of letters of credit; rental of safe deposit boxes; providing financial counseling for institutions and individuals; serving as executor of estates and as trustee under trusts and under various pension and employee benefit plans; serving as escrow agent on bond issues; serving as stock transfer agent, exchange agent, dividend disbursing agent, and registrar with respect to corporate securities; and participation in small business loan and student loan programs.

The Company also operates a number of other subsidiaries, including Mid-America Bank, FSB, a federal savings bank (Savings Bank), which was organized and chartered during 1993. The Savings Bank is located in Pewee Valley, Kentucky in Oldham County, and competes on the local level with other commercial banks and financial institutions in Oldham County, Kentucky for all types of deposits and loans. Another subsidiary, Mid-America Money Order Company, is engaged in the issuance and sale throughout the United States of retail money orders and similar consumer-type payment instruments having a face value of not more than $1,000. As of December 31, 1993, Mid-America Money Order Company was licensed to issue money orders in 48 states and the District of Columbia.

Competition

Competition for banking and related financial services is active in Jefferson County, Kentucky and other geographic areas served by the Company's subsidiaries. The Company's subsidiaries compete with other financial institutions including savings and loan associations, finance companies, mortgage banking companies, credit unions, insurance companies, brokerage firms, mutual funds, and other commercial banks. In addition, large money center banks continue to increase competition in the Company's trade territories through the acquisition of local financial institutions, the establishment of loan production offices and the solicitation of customers for credit cards and related services. At present, both price and product range are critically important in maintaining and expanding financial relationships.

On December 31, 1993, the Bank ranked fourth among banks and trust companies in the City of Louisville and in Jefferson County, Kentucky, in terms of total assets and in terms of total deposits. On December 31, 1993 there were 8 commercial banks and trust companies in Jefferson County, including the Bank.

Employees

As of December 31, 1993, the Company and subsidiaries employed 583 persons on a full-time equivalent basis and 132 on a part-time basis.

Government Policies

As a financial institution, the earnings of the Company's various operating subsidiaries are affected by state and federal laws and by policies of various federal and state regulatory agencies.
These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

Supervision And Regulation

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. Notwithstanding this prohibition, a bank holding company may engage in or own shares of a company that engages solely in activities which the Federal Reserve Board has determined to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

As a registered bank holding company, the Company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and the business operations of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting stock of such bank unless it already owns a majority of the voting stock of such bank.

The Bank is subject to regulation and supervision, of which regular bank examinations are a part, by the Kentucky Department of Financial Institutions, Division of Banking. The Federal Deposit Insurance Corporation ("FDIC") currently insures the deposits of the Bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance. On July 13, 1989, the Bank became a member bank in the Federal Reserve System. The Federal Reserve Board retains direct supervision of state chartered member banks and their affiliates through periodic examinations, the expense of which is borne by the Bank.

The Savings Bank is subject to regulation and supervision, of which regular examinations are a part, by the Office of Thrift
Supervision (OTS). The FDIC currently insures the deposits of the Savings Bank to a maximum of $100,000 per depositor.

Eton Life Insurance Company, a wholly-owned subsidiary of the Company, is regulated by the Kentucky Department of Insurance and is subject to Kentucky statutes and regulations governing domestic underwriters of credit life, accident, and health insurance.

The enactment in August 1989 of the Financial Reform, Recovery and Enforcement Act of 1989 ("FIRREA") placed the savings and loan insurance fund under the control of the FDIC, created the OTS in the U.S. Treasury Department and created the Resolution Trust Corporation to act as receiver to liquidate failed thrift institutions. FIRREA further expanded the power of bank holding companies to allow for the acquisition of savings associations and to operate them as separate thrift subsidiaries. FIRREA enhanced the ability of bank holding companies to expand through thrift acquisitions beyond their present geographic interstate banking region. The tandem restrictions placed upon thrift subsidiaries of bank holding companies have been removed allowing linkage of deposit-taking activities and solicitation of deposits and loans on behalf of affiliate companies. FIRREA led to many structural changes in competition for loans, deposits and other services, affected collateral valuation methods, and the acquisition of financial institutions.

In addition to FIRREA, in December 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") was enacted. The FDIC Improvement Act deals with the recapitalization of the Bank Insurance Fund, deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and a number of other regulatory and supervisory matters.


The following tables set forth selected statistical information with respect to the Company and its subsidiaries and should be read in conjunction with the Company's consolidated financial statements.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

     The schedule captioned "Average Balances and Yields/Rates Tax Equivalent Basis" included on page 32 of the Company's annual report to shareholders for the year ended December 31, 1993, which is incorporated herein by reference, shows, for each major category of interest earning asset and interest bearing liability, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 1993. The schedule also shows the average rate earned on all interest earning assets and the average rate expensed on all interest bearing liabilities and the net interest margin (net interest income divided by total average interest earning assets, where net interest income equals the difference between interest earned and interest expensed) for each of the years in the three-year period ended December 31, 1993. Nonaccrual loans outstanding were included in calculating the rate earned on loans. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 35% for 1993 and 34% for 1992 and 1991.

     The changes in interest income and interest expense resulting from changes in volume and changes in rates for the years ended December 31, 1993 and 1992 are shown in the schedule captioned "Interest Income and Interest Expense Volume and Rate Changes for the Years 1993 and 1992 Tax Equivalent Basis" included on page 33 of the Company's annual report to shareholders for the year ended December 31, 1993, which is incorporated herein by reference. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 35% for 1993 and 34% for 1992 and 1991.

SECURITIES PORTFOLIO
BOOK VALUE

                                                             December 31
(In Thousands)                            --------------------------------------------
                                              1993            1992            1991
                                          ------------    ------------    ------------
U.S. Treasury and U.S. Government agencies   $283,597        $114,048        $132,646
States and political subdivisions.........      2,956           4,700           9,448
Corporate obligations.....................     33,557          40,469          48,979
Other.....................................     14,188           7,549           2,331
                                          ------------    ------------    ------------
                                             $334,298        $166,766        $193,404
                                          ============    ============    ============

SECURITIES
MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 1993

(Dollars In Thousands)            Within          After One But      After Five But          After
                                 One Year      Within Five Years    Within Ten Years      Ten Years
                            ----------------- ------------------- ------------------- -------------------
                             Amount    Yield   Amount     Yield    Amount     Yield    Amount     Yield
                            --------- ------- --------- --------- --------- --------- --------- ---------
U.S. Treasury and U.S.
  Government agencies        $58,657    3.41% $224,940      4.24%
States and political
  subdivisions                 1,700   10.36%    1,256     12.71%
Corporate obligations          6,177    8.54%   21,967      5.58%   $3,328      6.19%   $2,085      3.88%
Other                                                                  250      5.50%   13,938      4.68%
                            ---------         ---------           ---------           ---------
                             $66,534    4.06% $248,163      4.40%   $3,578      6.14%  $16,023      4.58%
                            =========         =========           =========           =========

The calculation of the weighted average yield is based on the average tax exempt yield, weighted by the respective costs of the securities.

The weighted average yields on states and political subdivisions securities are computed on a tax equivalent basis using a marginal federal tax rate of 35%.

LOAN PORTFOLIO
(In Thousands)

                                                                            December 31
                                                        -------------------------------------------------
                                                          1993      1992      1991      1990      1989
                                                        --------- --------- --------- --------- ---------
Commercial                                              $258,889  $223,926  $175,522  $157,886  $147,504
Real estate - construction and development                59,581    52,214    42,770    31,219    23,755
Real estate - mortgage                                   320,007   296,277   262,951   267,449   244,270
Consumer                                                  52,075    54,894    69,058    75,122    54,262
                                                        --------- --------- --------- --------- ---------
                                                         690,552   627,311   550,301   531,676   469,791
Unearned income                                          (32,984)  (44,044)  (56,928)  (57,713)  (52,426)
                                                        --------- --------- --------- --------- ---------
Loans, net of unearned income                           $657,568  $583,267  $493,373  $473,963  $417,365
                                                        ========= ========= ========= ========= =========

Includes domestic loans only as the Company has no foreign loans. The Company has no other category of loans whose concentration exceeds 10% of total loans.


SELECTED LOAN MATURITIES AND
SENSITIVITY TO INTEREST RATES
DECEMBER 31, 1993
(In Thousands)

                                                                     Loan Maturities
                                                 ---------------------------------------------------
                                                               After One
                                                    Within     But Within     After
                                                   One Year    Five Years   Five Years     Total
                                                ---------------------------------------------------
Commercial                                           $51,750      $82,871     $116,260     $250,881
Real estate - construction and development            25,921       22,125       11,535       59,581
Real estate - mortgage                               102,727       49,442      144,701      296,870
Consumer                                              21,123       14,057       15,056       50,236
                                                 ------------ ------------ ------------ ------------
                                                    $201,521     $168,495     $287,552     $657,568
                                                 ============ ============ ============ ============

Predetermined rates                                  $36,551      $99,570     $167,849     $303,970
Floating rates                                       164,970       68,925      119,703      353,598
                                                 ------------ ------------ ------------ ------------
                                                    $201,521     $168,495     $287,552     $657,568
                                                 ============ ============ ============ ============


NON-PERFORMING LOANS

Information with respect to the Company's non-performing loans is included in the schedule captioned "Non-Performing and Restructured Assets" and footnote C to the consolidated financial statements included on pages 26 and 44, respectively, of the Company's annual report to shareholders for the year ended December 31, 1993, which is incorporated herein by reference.


SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

                                                  1993        1992        1991        1990        1989
                                                ---------   ---------   ---------   ---------   ---------
Balance, beginning of year.....................   $6,020      $5,523      $5,220      $4,250      $4,060
Charge-offs:
  Commercial...................................       48          88         156         711          12
  Real estate - construction and development...                              714       1,012
  Real estate - mortgage.......................      546         323         432       1,681         590
  Consumer.....................................      266         282         347         381         419
                                                ---------   ---------   ---------   ---------   ---------
    Total charge-offs..........................      860         693       1,649       3,785       1,021
                                                ---------   ---------   ---------   ---------   ---------
Recoveries:
  Commercial...................................        7           8         208           7
  Real estate - construction and development...      462                      79
  Real estate - mortgage.......................      383         386         746          44         118
  Consumer.....................................      176         146         194          97         299
                                                ---------   ---------   ---------   ---------   ---------
    Total recoveries...........................    1,028         540       1,227         148         417
                                                ---------   ---------   ---------   ---------   ---------
Net charge-offs (recoveries)...................     (168)        153         422       3,637         604
                                                ---------   ---------   ---------   ---------   ---------
Provision for loan losses......................      390         650         725       4,607         794
                                                ---------   ---------   ---------   ---------   ---------
Balance, end of year...........................   $6,578      $6,020      $5,523      $5,220      $4,250
                                                =========   =========   =========   =========   =========
Average loans, net of unearned income.......... $615,070    $534,525    $479,667    $454,590    $368,161
                                                =========   =========   =========   =========   =========
Net charge-offs (recoveries)
  to average loans, net of unearned income.....  (0.03%)        0.03%       0.09%       0.80%       0.16%
                                                =========   =========   =========   =========   =========


The allowance for loan losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in Management's judgement, deserve current recognition. The allowance for loan losses is increased by charges to operating earnings and reduced by charge-offs, net of recoveries.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars In Thousands)

                          1993                   1992                   1991                  1990                   1989
                ---------------------- ---------------------- --------------------- ---------------------- ----------------------
                               % Of                   % Of                    % Of                  % Of                 % Of
                Allocation   Loans In  Allocation  Loans In   Allocation   Loans In   Allocation  Loans In  Allocation  Loans In
                    Of         Each        Of        Each         Of         Each         Of        Each        Of        Each
                 Allowance   Category   Allowance  Category    Allowance   Category    Allowance  Category   Allowance  Category
                 For Loan    To Total   For Loan   To Total    For Loan    To Total    For Loan   To Total   For Loan   To Total
                  Losses       Loans     Losses      Loans      Losses       Loans      Losses      Loans     Losses      Loans
                ---------- ----------  ---------- ---------- ----------- ---------- ----------- ---------- ----------- ----------
Commercial......    $3,614     38.15%    $2,598     35.70%     $2,680       35.51%     $1,840     29.70%       $912      31.40%
Real estate -
 construction
 and development     1,235      9.06%       424      8.32%        450        8.67%      1,435      5.87%        198       5.06%
Real estate -
 mortgage.......       378     45.15%     1,515     47.23%      1,085       44.07%        660     50.30%      1,373      52.00%
Consumer........     1,351      7.64%     1,483      8.75%      1,308       11.75%      1,285     14.13%      1,767      11.54%
                ---------- ---------- --------- ---------- ----------- ------------ ----------- --------- ----------- ----------
                    $6,578    100.00%    $6,020    100.00%     $5,523      100.00%     $5,220    100.00%     $4,250     100.00%
                ========== ========== ========= ========== =========== ============ =========== ========= =========== ==========



MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 AND OVER
DECEMBER 31, 1993
(In Thousands)
                                            Certificate
                                            Of Deposits    Other      Total
                                            -----------  ---------- ---------
Three months or less......................      $5,973     $5,135     $11,108
Over three through six months.............       2,555       --         2,555
Over six through twelve months............       5,568       --         5,568
Over twelve months........................      12,360       --        12,360
                                             ----------  ---------- ---------
                                               $26,456     $5,135     $31,591
                                             ==========  ========== =========

RETURN ON EQUITY AND ASSETS

Incorporated by reference herein to page 4 of the Company's annual report to shareholders.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Dollars In Thousands)

Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions. Included in repurchase agreements are balances of several institutional customers which are subject to substantial fluctuations, with reductions occurring in the normal course of business after year end. The detail of these short-term borrowings for the years 1993, 1992 and 1991 follows:


                                                                 1993             1992             1991
                                                         ---------------  ---------------  ---------------
 Federal funds purchased:
  Balance at year end....................................       $12,500          $10,975          $14,500
  Average during the year................................         7,962           12,771           21,426
  Maximum amount outstanding at any month end............        13,100           17,175           42,625
  Weighted average rate during the year..................          2.95%            3.50%            5.91%
  Weighted average rate on December 31...................          3.02%            3.02%            4.39%

                                                                 1993             1992             1991
                                                         ---------------  ---------------  ---------------
 Securities sold under agreements to repurchase:
  Balance at year end....................................      $183,288         $162,077         $164,954
  Average during the year................................        94,772           61,176           80,099
  Maximum amount outstanding at any month end............       183,288          162,077          179,754
  Weighted average rate during the year..................          2.76%            3.36%            5.58%
  Weighted average rate on December 31...................          3.20%            3.07%            5.16%


ITEM 2. PROPERTIES

The Bank maintains a main office, warehouse and 30 branches. The Bank owns 18 branch offices, leases 11 branch offices and the main office, and owns the buildings but leases the land with regard to 1 branch. The Bank also operates 43 automatic teller machines, at various locations in its traditional customer base of Jefferson County, Kentucky. See footnote E to the consolidated financial statements on page 45 of the Company's annual report to shareholders for the year ended December 31, 1993, which is incorporated herein by reference, for additional information on premises, equipment and lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

The information contained in footnote N to the Company's consolidated financial statements included on page 50 of the Company's annual report to shareholders for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF REGISTRANT.

Listed below are the names and ages of the Company's executive officers, positions held, and the year from which held. The Company's executive officers are elected annually by the Board of
Directors:
                                                       Year From
Name                  Age       Position Held          Which Held

Bertram W. Klein       63     Chairman of the Board,      1985
                              Chief Executive Officer
                              & member of the Executive
                              Committee

Orson Oliver           50     President, Director &       1985
                              member of the Executive
                              Committee

Thomas L. Weber        61     Executive Vice President    1984
                              & member of the Executive
                              Committee

Wallace A. Fudold      49     Executive Vice President    1985
                              & member of the Executive
                              Committee

Paul E. Henry          58     Executive Vice President    1989
                              & member of the Executive
                              Committee

David N. Klein         38     Executive Vice President     1991
                              & member of the Executive
                              Committee

Richard B. Klein       35     Executive Vice President     1991
                              & member of the Executive
                              Committee

Gail W. Pohn           58     Executive Vice President     1993
                              & member of the Executive
                              Committee

Robert H. Sachs        54     Executive Vice President,    1993
                              General Counsel, & member
                              of the Executive Committee

Steven A. Small        40     Executive Vice President,    1993
                              Chief Financial Officer &
                              member of the Executive
                              Committee

Mr. Henry joined the Company's subsidiary bank in 1964. He was elected to his current position in 1989, and last held the office of Senior Vice President - Commercial Lending.

David N. Klein joined the Company's subsidiary bank in 1978. He was elected to his current position in 1991 and from 1987 to 1991 held the office of Senior Vice President - Retail Banking. He is the son of Bertram W. Klein and the brother of Richard B. Klein.

Richard B. Klein joined the Company's subsidiary bank in 1980.
He was elected to his current position in 1991 and from 1987 to 1991 held the office of Senior Vice President -Consumer Loans and Credit. He is the son of Bertram W. Klein and the brother of David
N. Klein.

Mr. Pohn joined the Company and the Company's subsidiary bank in 1993. Prior to joining the Company, from 1981 to 1993, he was Senior Vice President, Chief Counsel and Secretary for National City Bank, Kentucky (and its predecessor), a non-affiliate of the Company.

Mr. Sachs joined the Company and the Company's subsidiary bank in 1993. From 1990 to 1993, Mr. Sachs was the President of Legal Services Management, Inc., a consultant to corporations and law firms regarding the effective management and delivery of legal services. From 1989 to 1990 he was Vice President of Law and Corporate Secretary to BATUS Inc., a $13 billion management and holding company for the U.S. interests of BAT Industries, plc, a large publicly held UK conglomerate. Prior to that, Mr. Sachs was Vice President and General Counsel, Product Litigation, to Brown & Williamson Tobacco Corporation.

Mr. Small, a CPA, joined the Company and the Company's subsidiary bank in 1993. Prior to joining the Company, from 1986 to 1993, he was a partner of KPMG Peat Marwick, Certified Public Accountants, and worked primarily in serving financial institution clients of that firm.

All other executive officers have served the Company or the Bank in executive officer capacities for more than five years.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

The information captioned "Market for Mid-America Bancorp's Stock and Related Security Holder Matters" included on page 36 of the Company's annual report to shareholders for the year ended
December 31, 1993, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information captioned "Summary of Financial Data" included on page 34 of the Company's annual report to shareholders for the year ended December 31, 1993 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 21 through 33 of the Company's annual report to shareholders for the year ended December 31, 1993 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and report of independent auditors included on pages 37 through 53 in the Company's annual report to shareholders for the year ended
December 31, 1993 are incorporated herein by reference:

     Independent Auditors' Report
     Consolidated balance sheets - December 31, 1993 and 1992
     Consolidated statements of income -
          years ended December 31 1993, 1992, and 1991
     Consolidated statements of changes in shareholders' equity -
          years ended December 31, 1993, 1992 and 1991
     Consolidated statements of cash flows -
          years ended December 31, 1993, 1992 and 1991
     Notes to consolidated financial statements

     The information captioned "Quarterly Financial Data" included on page 35 of the Company's annual report to shareholders for the year ended December 31, 1993 is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III



ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

The information required by these items, other than the information set forth above under Item I, "Executive Officers of Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


         a-l   Financial Statements
               See Part II, Item 8 for a listing of all financial statements and report of independent auditors.

         a-2   Financial Statement Schedules
               All schedules normally required by Form lO-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

          a-3  Exhibits
               3(a) Amended and Restated Articles of Incorporation
                    of Mid-America Bancorp filed with the
                    Secretary of State of Kentucky on May 4, 1989.
                    Exhibit 3(e) to the Company's annual report on Form 10-K for the year ended December 31, 1989 is incorporated by reference herein.

                (b) By-Laws of Mid-America Bancorp. Exhibit 3 (c)
                    to Registration Statement No. 2-80835 is incorporated by reference herein.

              4. Amended and Restated Articles of Incorporation and By-Laws. See Exhibits 3(a) and 3(b).

            10. Material Contracts

                (a) Employment Agreement between the Company
                    and Orson Oliver dated, April 5, 1993

                (b) Employment Agreement between the Company
                    and Wallace A. Fudold dated, April 5, 1993

                (c) Employment Agreement between the Company
                    and David N. Klein dated, April 5, 1993

                (d) Employment Agreement between the Company
                    and Richard B. Klein dated, April 5, 1993

                (e) Employment Agreement between the Company
                    and Robert Sachs dated, April 5, 1993

                (f) Employment Agreement between the Company
                    and Gail Pohn dated, April 5, 1993

                (g) Employment Agreement between the Company
                    and Steven Small.  May 3, 1993

                (h) Agreement and General Release between the
                    Company and Stanley L. Atlas dated,
                    October 26, 1993

                (i) Amended and Restated Mid-America Bancorp
                    Incentive Stock Option Plan is incorporated herein by reference to Post-Effective Amendment Number 1 to Form S-8 Registration Statement No. 2-92270.

                (j) Mid-America Bancorp 1991 Incentive Stock
                    Option Plan.  Exhibit 28 to Registration
                    Statement No. 33-42989 is incorporated by reference herein.

                (k) Mid-America Bancorp Incentive Compensation
                    Plan. Exhibit 10(d) to the Company's annual report on Form 10-K for the year ended
                    December 31, 1990 is incorporated by reference herein.

             11.    Statement re Computation of per share
                    earnings.

             13. Selected portions of the annual report to shareholders for the year ended December 31, 1993.

             21.    Subsidiaries of the Company.

             23.    Consent of independent auditors.

             27.    Financial Data Schedule.

             99.    Additional Exhibits

                      Form 11-K

          b      Reports on Form 8-K

                    None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      MID-AMERICA BANCORP


March 21, 1994        BY:  /s/ Bertram W. Klein
                           Bertram W. Klein
                           Chairman of the Board and
                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.



/s/ Bertram W. Klein          Chairman of the Board &         Mar. 21, 1994
Bertram W. Klein              Chief Executive Officer

/s/ Orson Oliver              President & Director            Mar. 21, 1994
Orson Oliver

/s/ Steven A. Small           Executive Vice President        Mar. 21, 1994
Steven A. Small               & Chief Financial Officer

/s/ Stanley L. Atlas          Director                        Mar. 21, 1994
Stanley L. Atlas

/s/ Leslie D. Aberson         Director                        Mar. 21, 1994
Leslie D. Aberson

/s/ Robert P. Adelberg        Director                        Mar. 21, 1994
Robert P. Adelberg

/s/ William C. Ballard, Jr.   Director                        Mar. 21, 1994
William C. Ballard, Jr.

/s/ Henry D. Burns            Director                        Mar. 21, 1994
Henry D. Burns

/s/ Martha Layne Collins      Director                        Mar. 21, 1994
Martha Layne Collins

/s/ Harry S. Frazier, Jr.     Director                        Mar. 21, 1994
Harry S. Frazier, Jr.

/s/ Peggy Ann Markstein       Director                        Mar. 21, 1994
Peggy Ann Markstein

/s/ Donald G. McClinton       Director                        Mar. 21, 1994
Donald G.McClinton

/s/ John D. Palmore           Director                        Mar. 21, 1994
John D. Palmore

/s/ Katherine G. Peden        Director                        Mar. 21, 1994
Katherine G. Peden

                              Director                        Mar. 21, 1994
Woodford R. Porter, Sr.

/s/ Benjamin Richmond         Director                        Mar. 21, 1994
Benjamin Richmond

/s/ Raymond L. Sales          Director                        Mar. 21, 1994
Raymond L. Sales

/s/ Thomas E. Sandefur, Jr.   Director                        Mar. 21, 1994
Thomas E. Sandefur, Jr.

                              Director                        Mar. 21, 1994
Al J. Schneider

/s/ Henry C. Wagner           Director                        Mar. 21, 1994
Henry C. Wagner

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                          --------------------------



                                   EXHIBITS

                                  filed with


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1993

                        Commission file number 1-10602



                          __________________________


                              MID-AMERICA BANCORP

                               INDEX TO EXHIBITS

Exhibit Number                                                        Page

     10.  Material Contracts

      (a) Employment Agreement between the Company and Orson
          Oliver dated, April 5, 1993                                   1

      (b) Employment Agreement between the Company and Wallace
          A. Fudold dated, April 5, 1993                                9

      (c) Employment Agreement between the Company and David N.
          Klein dated, April 5, 1993                                   17

      (d) Employment Agreement between the Company and Richard B.
          Klein dated, April 5, 1993                                   25

      (e) Employment Agreement between the Company and Robert
          Sachs dated, April 5, 1993                                   33

      (f) Employment Agreement between the Company and Gail
          Pohn dated, April 5, 1993                                    42

      (g) Employment Agreement between the Company and Steven
          Small dated, May 3, 1993                                     50

      (h) Agreement and General Release between the Company
          and Stanley L. Atlas dated, October 26, 1993                 58

     11.  Statement re:  Computation of per share earnings             62

     13.  Selected portions of the annual report to
          shareholders for the year ended December 31, 1993.           63

     21.  Subsidiaries of the Registrant.                             106

     23.  Consent of independent auditors.                            107

     27.  Financial Data Schedule                                     108

     99.  Additional Exhibits

          Form 11-K                                                   109