Form 10-Q
period 1994-03-31
MID AMERICA BANCORP/KY/
filed 1994-05-13
CIK 711083

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549

                                            FORM 10-Q

                     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1994
                                               OR

                      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                                 Commission File Number 1-10602

                                       MID-AMERICA BANCORP
        (Exact name of registrant as specified in its charter)

               KENTUCKY                                     61-1012933
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                        500 West Broadway, Louisville, Kentucky     40202
                        (Address of principal executive offices)   (Zip Code)

                                         (502) 589-3351
                      (Registrant's telephone number, including area code)

                                              NONE
                      (Former name, former address and former fiscal year,
                                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]         No   [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
  DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes [ ]      No [ ]

                              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
May 3, 1994:  8,542,932 shares of common stock, no par value

                                       MID-AMERICA BANCORP

                                 PART I.   FINANCIAL INFORMATION

        The consolidated financial statements of Mid-America Bancorp (Corporation) and subsidiaries submitted herewith are unaudited. However, in the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of the results for the interim periods have been made.

ITEM 1. FINANCIAL STATEMENTS

        The following consolidated financial statements of the Corporation and subsidiaries are submitted herewith:

        Consolidated balance sheets - March 31, 1994 and December 31, 1993 Consolidated statements of income - three months ended March 31, 1994 and 1993
        Consolidated statements of changes in shareholders' equity - three months ended March 31, 1994 and 1993
        Consolidated statements of cash flows - three months ended March 31,
               1994 and 1993
        Notes to consolidated financial statements

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                                              March 31       December 31
                                                                             -----------    -------------
                                                                                1994            1993
ASSETS                                                                       -----------    -------------
Cash and due from banks                                                         $64,967          $62,937
Federal funds sold                                                                5,200            9,000
Securities purchased under agreements to resell                                  45,000           75,000
Securities available for sale (Note 3)                                          125,473          109,202
Investment securities (Note 3)                                                  191,057          225,096
Loans, net of unearned income of $35,838 (1994) and $44,044 (1993)              674,016          657,568
Allowance for loan losses (Note 4)                                                6,657            6,578
                                                                             -----------    -------------
  Loans, net                                                                    667,359          650,990
Premises and equipment                                                           18,808           17,821
Other assets                                                                     18,156           18,977
                                                                             -----------    -------------
    TOTAL ASSETS                                                             $1,136,020       $1,169,023
                                                                             ===========    =============

LIABILITIES
Deposits:
  Non-interest bearing                                                         $100,501         $118,591
  Interest bearing                                                              611,303          610,858
                                                                             -----------    -------------
    Total deposits                                                              711,804          729,449

Securities sold under agreements to repurchase                                  182,815          183,288
Federal funds purchased                                                           7,200           12,500
Advances from the Federal Home Loan Bank                                         78,992           80,106
Accrued expenses and other liabilities                                           34,708           44,090
                                                                             -----------    -------------
    TOTAL LIABILITIES                                                         1,015,519        1,049,433

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; issued - none                                       --               --
Common stock, no par value, stated value $2.77 per
  share; authorized - 10,000,000 shares;
  issued - 8,542,732 shares (1994) and 8,510,125 shares (1993)                   23,698           23,607
Additional paid-in capital                                                       91,819           91,535
Retained earnings                                                                 5,817            4,448
Unrealized depreciation on securities available for sale, net of tax (Note 3)      (833)            --
                                                                             -----------    -------------
    TOTAL SHAREHOLDERS' EQUITY                                                  120,501          119,590
                                                                             -----------    -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,136,020       $1,169,023
                                                                             ===========    =============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                                                    Three months ended
                                                                 --------------------------------
                                                                 March 31, 1994    March 31, 1993
INTEREST INCOME:                                                 --------------    --------------
Interest and fees on loans                                             $14,156           $13,151
Interest on trading account securities                                    --                 626
Interest on securities available for sale                                1,334                12
Interest on investment securities:
  U.S.Treasury and agencies                                              1,550             1,389
  States and political subdivisions                                         61                80
  Corporate and other                                                      577               908
Interest on federal funds sold                                             181               254
Interest on securities purchased under agreements to resell                451             1,001
                                                                 --------------    --------------
    Total interest income                                               18,310            17,421
                                                                 --------------    --------------

INTEREST EXPENSE:
Interest on deposits                                                     5,609             6,462
Interest on federal funds purchased and
  securities sold under agreements to repurchase                         1,099               767
Interest on Federal Home Loan Bank
         advances and other borrowings                                   1,173               630
                                                                 --------------    --------------
    Total interest expense                                               7,881             7,859
                                                                 --------------    --------------
Net interest income before provision for loan losses                    10,429             9,562
Provision for loan losses (Note 4)                                         100               100
                                                                 --------------    --------------
Net interest income after provision for loan losses                     10,329             9,462
                                                                 --------------    --------------
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME  (Cont'd)
(In thousands except per share data)  (Unaudited)

                                                                    Three months ended
                                                                 --------------------------------
                                                                 March 31, 1994    March 31, 1993
NON-INTEREST INCOME:                                             --------------    --------------
Income from trust department                                               383               388
Service charges on deposit accounts                                      1,042             1,142
Trading account losses                                                    --                (207)
Securities losses                                                         --                  (1)
Money order fees                                                           692               565
Other                                                                      574               657
                                                                 --------------    --------------
    Total non-interest income                                            2,691             2,544
                                                                 --------------    --------------


OTHER OPERATING EXPENSES:
Salaries and employee benefits                                           5,121             4,380
Occupancy expense                                                          662               613
Furniture and equipment expenses                                         1,072             1,002
Other (Note 5)                                                           2,429             2,277
                                                                 --------------    --------------
    Total other operating expenses                                       9,284             8,272
                                                                 --------------    --------------
Income before income taxes                                               3,736             3,734
Income tax expense                                                       1,089             1,156
                                                                 --------------    --------------
NET INCOME                                                              $2,647            $2,578
                                                                 ==============    ==============

Per common share (Note 2):
NET INCOME                                                               $0.31             $0.30
                                                                 ==============    ==============
Weighted Average Number of Shares Outstanding                            8,649             8,530
                                                                 ==============    ==============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THREE MONTHS ENDED MARCH 31, 1994 AND 1993
(In thousands except per share data)  (Unaudited)

                                                                                                Unrealized
                                                                                               depreciation
                                                                    Additional                on securities        Total
                                                Common Stock         Paid-in      Retained    available for    Shareholders'
                                            Shares       Amount      Capital      Earnings   sale, net of tax     Equity
                                          ----------   ----------   ----------   ----------   --------------   -------------
Balance, January 1, 1993                      8,195      $22,734      $86,561       $3,334                         $112,629

Net income January through March 1993                                                2,578                            2,578

Cash dividends declared ($.15 per share)                                            (1,230)                          (1,230)

Stock options exercised                          11           30          104                                           134
                                          ----------   ----------   ----------   ----------   --------------   -------------
Balance, March 31, 1993                       8,206       22,764       86,665        4,682                          114,111

Net income April through December, 1993                                              8,995                            8,995

Cash dividends declared ($.50 per share)                                            (4,126)                          (4,126)

Stock dividends declared                        247          685        4,418       (5,103)                            --

Stock options exercised                          57          158          452                                           610
                                          ----------   ----------   ----------   ----------                    -------------

Balance, December 31, 1993                    8,510       23,607       91,535        4,448                          119,590

Net income January through March 1994                                                2,647                            2,647

Unrealized depreciation on securities
  available for sale, net of tax (note 3)                                                             ($833)           (833)

Cash dividends declared ($0.15 per share)                                           (1,278)                          (1,278)

Stock options exercised                          33           91          284                                           375
                                          ----------   ----------   ----------   ----------   --------------   -------------
Balance, March 31, 1994                       8,543      $23,698      $91,819       $5,817            ($833)       $120,501
                                          ==========   ==========   ==========   ==========   ==============   =============

See notes to consolidated financial statements.

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)  (Unaudited)

                                                                               Three months ended
                                                                           --------------------------------
                                                                           March 31, 1994    March 31, 1993
CASH FLOWS FROM OPERATING ACTIVITIES:                                      --------------    --------------
Net income                                                                        $2,647            $2,578
 Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation, amortization and accretion, net                                  1,351               627
    Provision for loan losses                                                        100               100
    Loss on sales of securities                                                     --                   1
    Gain on sales of premises and equipment                                           (1)               (5)
    Loss on trading account securities                                              --                 207
  Increase in trading account securities                                            --             (91,585)
  Increase in interest receivable                                                   (794)           (1,258)
  Decrease (increase) in other assets                                              1,717              (384)
  Increase in interest payable                                                        83               196
  Increase in taxes payable                                                          839               497
  Deferred taxes                                                                     131                57
  Decrease in other liabilities                                                   (9,935)           (6,126)
                                                                           --------------    --------------
Net cash used in operating activities                                             (3,862)          (95,095)
                                                                           --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                      (4,032)             --
  Proceeds from maturities of securities available for sale                           81            22,957
  Proceeds from maturities of investment securities                               36,499            22,935
  Proceeds from sales of investment securities                                      --               2,652
  Purchases of investment securities                                             (16,792)          (47,459)
  Net increase in customer loans                                                 (16,591)          (19,029)
  Proceeds from sales of premises and equipment                                       19                 5
  Payments for purchases of premises and equipment                                (1,605)             (450)
                                                                           --------------    --------------
Net cash used in investing activities                                             (2,421)          (18,389)
                                                                           --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                       (17,645)           (6,437)
  Net decrease in securities sold under agreements to repurchase                    (473)           (9,714)
  Net decrease in federal funds purchased                                         (5,300)           (6,150)
  Advances from the Federal Home Loan Bank                                         4,000            12,225
  Repayment of advances from the Federal Home Loan Bank                           (5,114)           (2,486)
  Net change in other borrowings                                                     (52)              (30)
  Dividends paid                                                                  (1,278)           (1,230)
  Stock options exercised                                                            375               134
                                                                           --------------    --------------
Net cash used in financing activities                                            (25,487)          (13,688)
                                                                           --------------    --------------
Net decrease in cash and cash equivalents                                        (31,770)         (127,172)
Cash and cash equivalents at January 1                                           146,937           266,194
                                                                           --------------    --------------
Cash and cash equivalents at March 31                                           $115,167          $139,022
                                                                           ==============    ==============
Non-cash transactions during the three months ended March 31, 1994 included a transfer of investment securities to securities
available for sale of $13,848.

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)

1. The accounting and reporting policies of Mid-America Bancorp (the Company) and its subsidiaries conform with generally accepted accounting principles and general practices within the banking industry. The accompanying consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies footnote which appears in the Company's 1993 Annual Report and Form 10-K filed with the Securities and Exchange Commission.

2. On November 15, 1993, the Board of Directors declared a 3% stock dividend payable to shareholders of record on December 15, 1993. All per share information in the consolidated financial statements reflects the adjusted number of shares.

3. On January 1, 1994, the Company adopted FASB Statement
   No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The principal effect of adoption of FASB Statement No. 115 is that debt securities classified as available for sale are now reported at fair value, with unrealized gains or losses reported as a separate component of shareholders' equity, on a net of tax basis.

   The amortized cost and market value of securities available for sale are summarized as follows:

                                                              March 31, 1994               December 31, 1993
                                                         --------------------------  ------------------------------
                                                          Amortized                    Amortized
                                                            Cost      Market Value       Cost        Market Value
                                                         -----------  -------------  -------------  ---------------
       U.S. Treasury and agencies                          $107,818       $106,512       $109,202         $109,477
       Other                                                 18,936         18,961           --               --
                                                         -----------  -------------  -------------  ---------------
                                                           $126,754       $125,473       $109,202         $109,477
                                                         ===========  =============  =============  ===============

   The book value and market value of investment securities are summarized as follows:

                                                              March 31, 1994               December 31, 1993
                                                         --------------------------  ------------------------------
                                                         Book Value   Market Value    Book Value     Market Value
                                                         -----------  -------------  -------------  ---------------
       U.S. Treasury and agencies                          $154,025       $151,855       $174,395         $174,208
       Obligations of states and political subdivisions       6,091          6,126          2,956            3,083
       Other                                                 30,941         31,039         47,745           48,212
                                                         -----------  -------------  -------------  ---------------
                                                           $191,057       $189,020       $225,096         $225,503
                                                         ===========  =============  =============  ===============

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)


4. Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                                                        March 31,    December 31,
                                                                          1994           1993
                                                                      -------------  -------------
       Balance, January 1                                                   $6,578         $6,020
       Additions to allowance charged against operations                       100            390
       Recoveries                                                               59          1,028
       Loans charged off                                                       (80)          (860)
                                                                      -------------  -------------
       Balance, end of period                                               $6,657         $6,578
                                                                      =============  =============


5. Other operating expense consists of the following:

                                                                                          Three Months Ended
                                                                                              March 31
                                                                                     ------------------------------
                                                                                         1994            1993
                                                                                     -------------  ---------------
     Operating supplies                                                                      $447             $303
     Data processing fees                                                                      16               73
     Professional fees                                                                        134              243
     Taxes - Bank shares, property and other                                                  324              323
     Deposit insurance                                                                        401              384
     Other                                                                                  1,107              951
                                                                                     -------------  ---------------
                                                                                           $2,429           $2,277
                                                                                     =============  ===============

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This item discusses the results of operations for Mid-America Bancorp, and its subsidiaries for the three months ended March 31, 1994 and compares the period with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Corporation that have occurred between December 31, 1993 and March 31, 1994. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

A.      RESULTS OF OPERATIONS

        Net income for the quarter ended March 31, 1994 was $2,647,000 or $0.31 per share compared to $2,578,000 or $0.30 per share for the same period
last year.   The results for the first three months of 1994 were affected by
1.) an increase in net interest income arising primarily from earning asset growth, 2.) an increase in other operating expenses, primarily salaries and employee benefits, and 3.) an increase in non-interest income.

        Net interest income

        Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average yield on earning assets and the average rate on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three months ending March 31, 1994 and 1993.

In thousands except percentages

                                                Three Months Ended
                                                     March 31
                                                -------------------
                                                 1994       1993
                                                --------   --------
Total interest income                           $18,310    $17,421
Tax equivalent adjustment                           191        247
                                                -------    -------
Tax equivalent interest income                   18,501     17,668
Total interest expense                            7,881      7,859
                                                -------    -------
Tax equivalent net interest income              $10,620     $9,809
                                                =======    =======
Average rate on earning assets                     7.15%      7.58%
Average rate on interest bearing liabilities       3.66%      4.02%
Net interest spread, annualized                    3.49%      3.56%
Net interest margin, annualized                    4.10%      4.21%


Tax Equivalent Income                            18,501     17,668
Average earning assets                       $1,049,937   $944,995
Average interest bearing liabilities           $873,120   $793,024

        Net interest income increased $811,000 in the first quarter of 1994 compared to the first quarter in 1993. This increase was attributable to volume increases in earning assets between these two periods. Average earning assets increased 11 % to $1.050 billion. Net interest spread and net interest margin both declined when comparing the three months ended March 31, 1994 to March 31, 1993. A significant factor in the decline in the net interest margin and spread is the decline in the rate earned on the securities portfolio as securities repriced during the low interest rate environment during the last year.

Provision for Loan Losses

        The allowance for loan losses is maintained at a level adequate to absorb problem losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgement, deserve current recognition. The allowance for loan losses is established by charges to operating earnings.

        An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars In thousands

                                                     Three Months Ended
                                                           March 31
                                                     ------------------
                                                       1994     1993
                                                      ------   ------
Balance at January 1                                   $6,578   $6,020
  Provision for loan losses                               100      100
  Loan charge-offs, net of recoveries                      21       25
                                                       ------   ------
Balance March 31                                       $6,657   $6,095
                                                       ======   ======
Average loans, net of unearned income                $662,292 $589,569
Provision for loan losses to average loans *             0.06%    0.07%
Net loan charge-offs to average loans *                  0.01%    0.02%
Allowance for loan losses to average loans               1.01%    1.03%
Allowance for loan losses to period-end loans            0.99%    1.01%

* Amounts annualized
/TABLE

         Non-interest Income and Other Operating Expenses

        The following table sets forth the major components of non-interest income and other operating expenses for the three months ending March 31, 1994 and 1993:

                                         Three months ended
In thousands                                  March 31
                                         ------------------
                                            1994     1993
                                           ------   ------
Non-Interest Income:
  Income from trust department              $  383   $  388
  Service charges on deposit accounts        1,042    1,142
  Money order fees                             692      565
  Trading account gains (losses)               ---     (207)
  Securities losses                            ---       (1)
  Other                                        574      657
                                            ------   ------
Total non-interest income                   $2,691   $2,544
                                            ======   ======
Other Operating Expenses:
  Salaries and employee benefits            $5,121   $4,380
  Occupancy expenses                           662      613
  Furniture and equipment expenses           1,072    1,002
  Operating supplies                           447      303
  Data processing                               16       73
  Professional fees                            134      243
  Taxes-Bank shares, property and other        324      323
  Deposit insurance                            401      384
  Other                                      1,107      951
                                            ------   ------
Total other operating expenses              $9,284   $8,272
                                            ======   ======
/TABLE

        Non-Interest income increased $147,000 for the three months ended March 31, 1994 compared to the same period in 1993. This increase is partially attributable to trading account losses of $207,000 in the first quarter of 1993. Excluding the effect of trading account losses in the comparison, non-interest income declined 2%. The service charges on deposit accounts and other components of non-interest income declined in the first quarter of 1994 compared to the first quarter of 1993 partially as a result of fee waivers and lower volume during the blizzard of 1994 that shut down our community for nearly one week. Further contributing to the decline in service charges on deposit accounts was the effect of a competitively priced deposit package product which has attracted not only new depositors, but also the conversion of existing depositors from higher priced deposit products. Money order fees continue to increase as the Corporation's Money Order Company continues to increase volume through it's expanded agent base.

        Other operating expenses increased $1,012,000 or 12% when comparing the first quarter of 1994 to 1993. The 17% increase in salaries and employee benefits was the largest factor contributing to this overall increase in other operating expanses. The change in salaries and benefits is attributed to the annual increase in salaries effective at the beginning of the year which averaged 7.5% and the effects of the expansion and upgrade of personnel that took place over the last half of 1993. Other categories of expenses have been impacted by increased depreciation related to more money order machines and new equipment related to technology improvements, and increased supply costs associated with the expansion of the loan portfolio and new products.

        Income Taxes

        The Corporation had income tax expense of $1,089,000 for the first quarter of 1994 compared to $1,156,000 for the same period in 1993. The effective tax rate was 29.1%.

B.      FINANCIAL CONDITION

        Total Assets

        Total assets decreased $33,003,000 from December 31, 1993 to March 31, 1994, while average assets increased $62,767,000 or 6% to $1,136,593,000 for the first quarter of 1994 compared to the last quarter of 1993. The increase in average assets is attributed to the continued growth in the commercial loan portfolio and the securities portfolio. These increases in earning assets were supported by increases in the various categories of deposits, advances from the Federal Home Loan Bank and repurchase agreements.

        Nonperforming and Restructured Loans and Assets

        Nonperforming and restructured loans, which include nonaccrual, restructured and loans past due over 90 days, totaled $4,349,000 at March 31, 1994 and $3,872,000 at December 31, 1993. This represents .65% of total loans at March 31, 1994 compared to .59% at December 31, 1993.

        Nonperforming assets, which include nonperforming loans and other real estate owned, totaled $7,347,000 at March 31, 1994 and $6,842,000 at December 31, 1993. This represents 0.65% of total assets at March 31, 1994 compared to 0.59% at December 31, 1993.

        The Corporation considers the level of nonperforming loans in its' evaluation of the adequacy of the allowance for loan losses.

C.      LIQUIDITY

        Liquidity represents the Corporation's ability to generate cash or otherwise obtain funds at a reasonable price to satisfy commitments to borrowers as well as demands of depositors. The loan and securities portfolios are managed to provide liquidity through maturity or payments related to such assets.

        Interest rate sensitivity management is managing the difference or gap between rate sensitive assets and rate sensitive liabilities to minimize the impact of changing interest rates on profitability and allow for adequate liquidity.

        The Corporation's adjusted one year cumulative interest sensitivity gap was 7.52% at March 31, 1994 compared to 5.82% at December 31, 1993. The cumulative interest sensitivity gap through 90 days was 7.49% at March 31, 1994 compared to 7.75% at December 31, 1993. This asset and liability structure and interest sensitivity position the Corporation favorably for a rising interest rate environment.

        The Corporation's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Mid-America Bank of Louisville.

D.      CAPITAL RESOURCES

        At March 31, 1994 stockholders' equity totaled $120,501,000, an increase of $911,000 or .8% since December 31, 1993.


        The Corporation's risk based capital and leverage ratio exceed minimum requirements.

                                      Corporation    Corporation    Minimum
                                      March 31,      December       Required
                                      1994           31, 1993
                                      -----------    -----------    --------
Leverage Ratio                            10.65%         10.20%       3.00%
Tier I risk based capital ratio           18.24%         18.24%       4.00%
Total risk based capital ratio            19.25%         19.25%       8.00%

                                   PART II. OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits


               27      Financial Data Schedule


        (b)    Reports on Form 8-K

               None

                                           SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Mid-America Bancorp
                                                  (Registrant)

Date:   May 10, 1994
                                                By:/s/Steven Small
                                                   Steven Small
                                                   Executive Vice President and
                                                   Chief Financial Officer

Date:   May 10, 1994                            By:/s/Orson Oliver
                                                   Orson Oliver
                                                   President