Form 10-Q
period 1994-06-30
MID AMERICA BANCORP/KY/
filed 1994-08-15
CIK 711083

UNITED STATES
                                   SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549

                                                FORM 10-Q

                         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

                                  For quarter ended June 30, 1994
                                                   OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X                  No


                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                              DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No

                                  APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
July 22, 1994:  8,542,932 shares of common stock, no par value

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

ITEM 1. FINANCIAL STATEMENTS

        The following consolidated financial statements of the Corporation and subsidiaries are submitted herewith:

        Consolidated balance sheets - June 30, 1994 and December 31, 1993 Consolidated statements of income - three and six months ended June 30,
                1994  and 1993
        Consolidated statements of changes in shareholders' equity - six months ended June 30, 1994 and 1993
        Consolidated statements of cash flows - six months ended June 30, 1994 and 1993
        Notes to consolidated financial statements



MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                                               June 30       December 31
                                                                             -----------    -------------
                                                                                1994            1993
                                                                             -----------    -------------
ASSETS
Cash and due from banks                                                         $73,145          $62,937
Federal funds sold                                                               77,400            9,000
Securities purchased under agreements to resell                                  60,000           75,000
Securities available for sale (Note 3)                                          124,110          109,202
Investment securities (Note 3)                                                  180,677          225,096
Loans, net of unearned income of $29,718 (1994) and $32,984 (1993)              682,073          657,568
Allowance for loan losses (Note 4)                                                6,702            6,578
                                                                             -----------    -------------
  Loans, net                                                                    675,371          650,990
Premises and equipment                                                           18,774           17,821
Other assets                                                                     17,925           18,977
                                                                             -----------    -------------
    TOTAL ASSETS                                                             $1,227,402       $1,169,023
                                                                             ===========    =============

LIABILITIES
Deposits:
  Non-interest bearing                                                         $111,201         $118,591
  Interest bearing                                                              681,623          610,858
                                                                             -----------    -------------
    Total deposits                                                              792,824          729,449

Securities sold under agreements to repurchase                                  191,450          183,288
Federal funds purchased                                                           2,920           12,500
Advances from the Federal Home Loan Bank                                         85,136           80,106
Accrued expenses and other liabilities                                           33,590           44,090
                                                                             -----------    -------------
    TOTAL LIABILITIES                                                         1,105,920        1,049,433

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; issued - none                                       --               --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 (1994) and 10,000,000 (1993) shares;
  issued - 8,542,932 (1994) and 8,510,125 (1993) shares                          23,698           23,607
Additional paid-in capital                                                       91,848           91,535
Retained earnings                                                                 7,424            4,448
Unrealized depreciation on securities available for sale, net of tax (Note 3)    (1,488)            --
                                                                             -----------    -------------
    TOTAL SHAREHOLDERS' EQUITY                                                  121,482          119,590
                                                                             -----------    -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,227,402       $1,169,023
                                                                             ===========    =============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                                                Three months ended              Six months ended
                                                             ------------------------    ----------------------------------
                                                             June 1994     June 1993     June 30, 1994      June 30, 1993
                                                             ----------    ----------    ---------------    ---------------
INTEREST INCOME:
Interest and fees on loans                                     $15,341       $13,861            $29,497            $27,012
Interest on trading account securities                            --            --                 --                  626
Interest on securities available for sale                        1,396           723              2,730                735
Interest on investment securities:
  U.S.Treasury and agencies                                      1,569         1,392              3,119              2,781
  States and political subdivisions                                 93            77                154                157
  Corporate and other                                              438           875              1,015              1,783
Interest on federal funds sold                                     333           199                514                453
Interest on securities purchased under agreements to resell        337           449                788              1,450
                                                             ----------    ----------    ---------------    ---------------
    Total interest income                                       19,507        17,576             37,817             34,997
                                                             ----------    ----------    ---------------    ---------------

INTEREST EXPENSE:
Interest on deposits                                             5,789         6,132             11,398             12,594
Interest on federal funds purchased and
  securities sold under agreements to repurchase                 1,312           704              2,411              1,471
Interest on Federal Home Loan Bank
         advances and other borrowings                           1,250           778              2,423              1,408
                                                             ----------    ----------    ---------------    ---------------
    Total interest expense                                       8,351         7,614             16,232             15,473
                                                             ----------    ----------    ---------------    ---------------
Net interest income before provision for loan losses            11,156         9,962             21,585             19,524
Provision for loan losses (Note 4)                                 102           100                202                200
                                                             ----------    ----------    ---------------    ---------------
Net interest income after provision for loan losses             11,054         9,862             21,383             19,324
                                                             ----------    ----------    ---------------    ---------------
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(In thousands except per share data)  (Unaudited)

                                                                Three months ended              Six months ended
                                                             ------------------------    ----------------------------------
                                                             June 1994     June 1993     June 30, 1994      June 30, 1993
                                                             ----------    ----------    ---------------    ---------------

NON-INTEREST INCOME:
Income from trust department                                       295           307                678                695
Service charges on deposit accounts                              1,137         1,221              2,179              2,363
Trading account losses                                            --            --                 --                 (207)
Securities losses                                                 --            --                 --                   (1)
Money order fees                                                   703           594              1,395              1,159
Other                                                              572           615              1,146              1,272
                                                             ----------    ----------    ---------------    ---------------
    Total non-interest income                                    2,707         2,737              5,398              5,281
                                                             ----------    ----------    ---------------    ---------------


OTHER OPERATING EXPENSES:
Salaries and employee benefits                                   5,300         4,484             10,421              8,864
Occupancy expense                                                  633           593              1,295              1,206
Furniture and equipment expenses                                 1,076         1,050              2,148              2,052
Other (Note 5)                                                   2,585         2,265              5,014              4,542
                                                             ----------    ----------    ---------------    ---------------
    Total other operating expenses                               9,594         8,392             18,878             16,664
                                                             ----------    ----------    ---------------    ---------------
Income before income taxes                                       4,167         4,207              7,903              7,941
Income tax expense                                               1,279         1,281              2,368              2,437
                                                             ----------    ----------    ---------------    ---------------
NET INCOME                                                      $2,888        $2,926             $5,535             $5,504
                                                             ==========    ==========    ===============    ===============

Per common share (Note 2):
NET INCOME                                                       $0.33         $0.34              $0.64              $0.64
                                                             ==========    ==========    ===============    ===============
Weighted Average Number of Shares Outstanding                    8,655         8,537              8,652              8,535
                                                             ==========    ==========    ===============    ===============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR SIX MONTHS ENDED JUNE 30, 1994 AND 1993
(In thousands except per share data)  (Unaudited)

                                                                                                Unrealized
                                                                                               depreciation
                                                                    Additional                on securities        Total
                                                Common Stock         Paid-in      Retained    available for    Shareholders'
                                            Shares       Amount      Capital      Earnings   sale, net of tax     Equity
                                          ----------   ----------   ----------   ----------   --------------   -------------
Balance, January 1, 1993                      8,195      $22,734      $86,561       $3,334                         $112,629

Net income January through June 1993                                                 5,504                            5,504

Cash dividends declared ($.30 per share)                                            (2,461)                          (2,461)

Stock options exercised                          12           33          112                                           145
                                          ----------   ----------   ----------   ----------   --------------   -------------
Balance, June 30, 1993                        8,207       22,767       86,673        6,377                          115,817

Net income July through December 1993                                                6,069                            6,069

Cash dividends declared ($.35 per share)                                            (2,895)                          (2,895)

Stock dividends declared                        247          685        4,418       (5,103)                            --

Stock options exercised                          56          155          444                                           599
                                          ----------   ----------   ----------   ----------   --------------   -------------

Balance, December 31, 1993                    8,510       23,607       91,535        4,448                          119,590

Net income January through June 1994                                                 5,535                            5,535

Unrealized depreciation on securities
  available for sale, net of tax (note 3)                                                           ($1,488)         (1,488)

Cash dividends declared ($0.30 per share)                                           (2,559)                          (2,559)

Stock options exercised, including
  related tax benefits                           33           91          313                                           404
                                          ----------   ----------   ----------   ----------   --------------   -------------
Balance, June 30, 1994                        8,543      $23,698      $91,848       $7,424          ($1,488)       $121,482
                                          ==========   ==========   ==========   ==========   ==============   =============

See notes to consolidated financial statements.

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)  (Unaudited)

                                                                               Six months ended
                                                                           --------------------------------
                                                                           June 30, 1994     June 30, 1993
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $5,535            $5,504
 Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation, amortization and accretion, net                                  2,785             1,945
    Provision for loan losses                                                        202               200
    Loss on sales of securities                                                     --                   1
    Gain on sales of premises and equipment                                           (6)              (12)
    Loss on trading account securities                                              --                 207
    Deferred taxes                                                                   718              (109)
  Increase in trading account securities                                            --                (207)
  Increase in interest receivable                                                   (921)             (627)
  Decrease in other assets                                                         2,138             1,128
  Increase (decrease) in interest payable                                             53              (291)
  Decrease in taxes payable                                                         (398)             (220)
  Decrease in other liabilities                                                  (10,688)           (5,126)
                                                                           --------------    --------------
Net cash provided by (used in) operating activities                                 (582)            2,393
                                                                           --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                      (9,200)          (91,378)
  Proceeds from maturities of securities available for sale                        5,232            22,957
  Proceeds from maturities of investment securities                               52,782            47,235
  Proceeds from sales of investment securities                                      --               4,627
  Purchases of investment securities                                             (22,433)          (91,063)
  Net increase in customer loans                                                 (24,777)          (27,625)
  Proceeds from sales of premises and equipment                                       51                21
  Payments for purchases of premises and equipment                                (2,219)           (1,018)
                                                                           --------------    --------------
Net cash used in investing activities                                               (564)         (136,244)
                                                                           --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                        63,375            76,266
  Net increase (decrease) in securities sold under agreements to repurchase        8,162           (43,759)
  Net decrease in federal funds purchased                                         (9,580)           (3,725)
  Advances from the Federal Home Loan Bank                                        11,646            29,013
  Repayment of advances from the Federal Home Loan Bank                           (6,616)           (3,703)
  Net change in other borrowings                                                     (51)              (43)
  Dividends paid                                                                  (2,559)           (2,461)
  Stock options exercised                                                            377               145
                                                                           --------------    --------------
Net cash proivided by financing activities                                        64,754            51,733
                                                                           --------------    --------------
Net increase (decrease) in cash and cash equivalents                              63,608           (82,118)
Cash and cash equivalents at January 1                                           146,937           266,194
                                                                           --------------    --------------
Cash and cash equivalents at June 30                                            $210,545          $184,076
                                                                           ==============    ==============
Non-cash transactions during the six months ended June 30, 1994 included a transfer of investment securities to securities available for sale of $13,848.
See notes to consolidated financial statements.
/TABLE

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

   The amortized cost and market value of securities available for sale are summarized as follows:

                                                              June 30, 1994                December 31, 1993
                                                         --------------------------  ------------------------------
                                                          Amortized                    Amortized
                                                            Cost      Market Value       Cost        Market Value
                                                         -----------  -------------  -------------  ---------------
       U.S. Treasury and agencies                          $112,241       $109,953       $109,202         $109,477
       Other                                                 14,157         14,157           --               --
                                                         -----------  -------------  -------------  ---------------
                                                           $126,398       $124,110       $109,202         $109,477
                                                         ===========  =============  =============  ===============

   The book value and market value of investment securities are summarized as follows:

                                                              June 30, 1994                December 31, 1993
                                                         --------------------------  ------------------------------
                                                         Book Value   Market Value    Book Value     Market Value
                                                         -----------  -------------  -------------  ---------------
       U.S. Treasury and agencies                          $147,547       $144,177       $174,395         $174,208
       Obligations of states and political subdivisions       7,906          7,845          2,956            3,083
       Other                                                 25,224         25,033         47,745           48,212
                                                         -----------  -------------  -------------  ---------------
                                                           $180,677       $177,055       $225,096         $225,503
                                                         ===========  =============  =============  ===============

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)




4. Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                                                        June 30,     December 31,
                                                                          1994           1993
                                                                      -------------  -------------
       Balance, January 1                                                   $6,578         $6,020
       Additions to allowance charged against operations                       202            390
       Recoveries                                                              125            744
       Loans charged off                                                      (203)          (576)
                                                                      -------------  -------------
       Balance, end of period                                               $6,702         $6,578
                                                                      =============  =============


5. Other operating expense consists of the following:

                                                                      Three Months Ended               Six Months Ended
                                                                          June 30                           June 30
                                                             ----------------------------  ---------------------------------
                                                                 1994           1993            1994              1993
                                                             -------------  -------------  ---------------   ---------------

     Operating supplies                                             $419           $298             $866              $601
     Data processing fees                                             32             84              139               157
     Legal and professional fees                                     304            261              468               594
     Taxes - Bank shares, property and other                         349            349              673               672
     Deposit insurance                                               400            383              802               767
     Other                                                         1,081            890            2,066             1,751
                                                             -------------  -------------  ---------------   ---------------
                                                                   $2,585         $2,265           $5,014            $4,542
                                                             =============  =============  ===============   ===============

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This item discusses the results of operations for Mid-America Bancorp and its subsidiaries for the three and six months ended June 30, 1994 and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Corporation that have occurred between December 31, 1993 and June 30, 1994. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I,
Item 1 of this report.

A.      RESULTS OF OPERATIONS

        Net income for the quarter ended June 30, 1994 was $2,888,000 or $0.33 per share compared to $2,926,000 or $0.34 per share for the same period last year. Year to date earnings were $5,535,000 or $0.64 per share compared to $5,504,000 or $0.64 per share for the first six months of 1993.

        The results for the first six months of 1994 compared to the comparable period in 1993 reflected increased net interest income, as a result of increases in earning assets, and an increase in non-interest expenses, primarily salaries and benefits.

        Net interest income

        Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average yield on earning assets and the average rate on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and six months ending June 30, 1994 and 1993.

 In thousands except percentages


                                    Three Months Ended          Six Months Ended
                                           June 30                  June 30
                                      1994        1993        1994        1993
Total interest income                 $19,507     $17,576     $37,817     $34,997
Tax equivalent adjustment                 246         221         437         468
Tax equivalent interest income         19,753      17,797      38,254      35,465
Total interest expense                  8,351       7,614      16,232      15,473
Tax equivalent net interest income    $11,402     $10,183     $22,022     $19,992
Average rate on earning assets           7.56%       7.48%       7.36%       7.53%
Average rate on int. bearing liab.       3.82%       3.81%       3.74%       3.92%
Net interest spread, annualized          3.75%       3.67%       3.62%       3.62%
Net interest margin, annualized          4.37%       4.28%       4.23%       4.25%
Average earning assets             $1,047,434    $953,900  $1,048,679    $949,472
Average interest bearing liab.       $877,583    $800,847    $875,364    $796,957

        Net interest income has increased for both the three and six month periods ended June 30, 1994 compared to the comparable periods in 1993. These increases are attributed primarily to volume increases in earning assets, primarily commercial loans. The effect of increases in the prime interest rate and other interest rates is reflected in the quarter ended June 30, 1994 net interest margin, which was up from the same quarter in 1993 and the first quarter of 1994, as was the average rate on earning assets.

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

        An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars In thousands

                                                          Six Months Ended
                                                                    June 30

                                                       1994     1993
Balance at January 1                                   $6,578   $6,020
  Provision for loan losses                               202      200
  Net loan charge-offs, net of recoveries                 (78)    (107)
Balance June 30                                        $6,702   $6,113
Average loans, net of unearned income                $669,319 $601,171
Provision for loan losses to average loans *             0.06%    0.07%
Net loan charge-offs to average loans *                  0.02%    0.04%
Allowance for loan losses to average loans               1.00%    1.02%
Allowance for loan losses to period-end loans            0.98%    1.00%

* Amounts annualized

         Non-interest Income and Other Operating Expenses

        The following table sets forth the major components of non-interest income and other operating expenses for the three and six months ending June 30, 1994 and 1993:



                                     Three months      Six months ended
In thousands                          June 30             June 30
                                  1994     1993     1994     1993
Non-Interest Income:
  Income from trust department      $295     $307     $678     $695
  Service charges on deposit acct  1,137    1,221    2,179    2,363
  Money order fees                   703      594    1,395    1,159
  Trading account losses             ---      ---      ---     (207)
  Securities losses                  ---      ---      ---       (1)
  Other                              572      615    1,146    1,272
Total non-interest income         $2,707   $2,737   $5,398   $5,281

Other Operating Expenses:
  Salaries and employee benefits  $5,300   $4,484  $10,421   $8,864
  Occupancy expenses                 633      593    1,295    1,206
  Furniture and equipment expense  1,076    1,050    2,148    2,052
  Operating supplies                 419      298      866      601
  Data processing                     32       84      139      157
  Legal and professional fees        304      261      468      594
  Taxes-bank shares, property and    349      349      673      672
  other
  Deposit insurance                  400      383      802      767
  Other                            1,081      890    2,066    1,751
Total other operating expenses    $9,594   $8,392  $18,878  $16,664

        Non-interest income increased $117,000 for the six months ended June 30, 1994 and declined slightly for the three months ended June 30, 1994 when compared to the same periods in 1993. A favorable change for the three and six months periods is attributed to increased money order fees related to continued expansion of the money order subsidiary's agent base. Also for the comparable three and six month periods ended June 30, 1994 and 1993 there is a decline in service charges on deposit accounts due primarily to the impact of a new competitively priced deposit package product which has attracted not only new depositors, but also the conversion of existing depositors from higher priced deposit products. The six month comparison is also impacted by the absence in 1994 of trading account losses that occurred in 1993.

        Other operating expenses increased $1.2 million and $2.2 million for the three and six month periods ended June 30, 1994, respectively, compared to the same periods in 1993. The most significant portion of the change is attributed to the increase in salaries and benefits. The increase in salaries and benefits is attributed to several factors; an increase in full-time equivalent employees of 25, the annual salary adjustment that was effective at the beginning of 1994 and a shift in the components of the employee base where staffing at the branch system shifted to more part-time employees and more full-time employees at higher compensation levels were added to support operations, credit analysis, investment activities and business development activities. Also there was an increase in operating supplies expense for both the three and six months ended June 30, 1994 compared to the same periods in 1993. The increases in operating supplies are attributable to several factors including supplies at the new savings bank subsidiary, additional supplies to support the expanded level of activity at the money order subsidiary, and personal computer program upgrades.


        Income Taxes

        The Corporation had income tax expense of $1,279,000 for the second quarter of 1994 compared to $1,281,000 for the same period in 1993. The year-to-date tax expense and effective tax rate were $2,368,000 and 30% for 1994, respectively and $2,437,000 and 30.7% for 1993, respectively.

B.      FINANCIAL CONDITION

        Total Assets

        Total assets increased $58,379,000 from December 31, 1993 to June 30, 1994, while average assets increased $59,591,000 or 5.5% to $1,133,417,000 for the second quarter of 1994 compared to the last quarter of 1993. The increase in average assets is attributed to the continued growth in the commercial loan portfolio and the securities portfolio. These increases in earning assets were supported by increases in the various categories of deposits, advances from the Federal Home Loan Bank and repurchase agreements.

        Nonperforming and Restructured Loans and Assets

        Nonperforming and restructured loans, which include nonaccrual, restructured and loans past due over 90 days, totaled $4,095,000 at June 30, 1994 and $3,872,000 at December 31, 1993. This represents .60% of total loans at June 30, 1994 compared to .59% at December 31, 1993.

        Nonperforming assets, which include nonperforming loans and other real estate owned, totaled $6,805,000 at June 30, 1994 and $6,842,000 at December 31, 1993. This represents 0.55% of total assets at June 30, 1994 compared to 0.59% at December 31, 1993.

        The Corporation considers the level of nonperforming loans in its evaluation of the adequacy of the allowance for loan losses.

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

        The Corporation's adjusted one year cumulative interest sensitivity gap was 13.72% at June 30, 1994 compared to 5.82% at December 31, 1993. The cumulative interest sensitivity gap through 90 days was 9.62% at June 30, 1994 compared to 7.75% at December 31, 1993. This asset and liability structure and interest sensitivity position the Corporation favorably for a rising interest rate environment.

        The Corporation's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Mid-America Bank of Louisville.

D.      CAPITAL RESOURCES

        At June 30, 1994 stockholders' equity totaled $121,482,000, an increase of $1,892,000 or 1.6% since December 31, 1993.

        The Corporation's risk based capital and leverage ratios exceed minimum requirements, however are slightly down from December 31, 1993 due to the increase in asset levels.


                            Corporation         Corporation      Minimum
                            June 30,            December         Required
                            1994                31, 1993

Leverage Ratio                     9.99%          10.20%        3.00%
Tier I risk based capital ratio   17.70%          18.24%        4.00%
Total risk based capital ratio    18.89%          19.25%        8.00%




                                       PART II. OTHER INFORMATION


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The regular annual meeting of shareholders of Mid-America Bancorp was held on April 21, 1994.

        (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors were elected.

        (c) Five items were submitted to a vote of security holders as follows:

                (1) The shareholders approved a proposal to amend the Articles of Incorporation which created a classified Board of Directors with 6,073,763 affirmative votes, 575,060 votes against, 27,829 abstentions and 739,574 shares not voted by beneficial holders.

                (2) The shareholders approved the election of the following persons as directors of Mid-America Bancorp.

                                                        For                      Withheld
                Class I
                        Robert P. Adelberg              7,182,152                234,074
                        Stanley L. Atlas                7,190,496                225,730
                        Martha Layne Collins            7,129,539                286,687
                        Bertram W. Klein                7,216,837                199,389
                        Al J. Schneider                 7,212,286                203,940

                Class II
                        Harry S. Frazier Jr.            7,214,363                201,863
                        Donald G. McClinton             7,215,005                201,221
                        John S. Palmore                 7,193,843                222,383
                        Woodford R. Porter Sr.          7,208,813                207,413
                        Raymond L. Sales                7,181,400                234,826
                        Thomas E. Sandefur Jr.          7,214,449                201,777

                Class III
                        Leslie D. Aberson               7,216,607                199,619
                        William C. Ballard Jr.          7,209,557                206,669
                        Peggy Ann Markstein             7,216,447                199,779
                        Orson Oliver                    7,215,965                200,261
                        Benjamin K. Richmond            7,192,914                223,312
                        Henry C. Wagner                 7,201,945                214,281

                (3) The shareholders approved with 7,196,021 affirmative votes, 157,672 votes against, and 62,533 abstentions, the proposal to adopt a deferred compensation plan for directors.

                (4) The shareholders approved an increase in the authorized number of shares of common stock from 10 million shares to 12 million shares with 7,192,556 affirmative votes, 140,142 votes against and 83,528 abstentions.

                (5) The shareholders ratified the appointment of KPMG Peat Marwick as independent auditors for Mid-America Bancorp for the year ending December 31, 1994, with 7,391,996 affirmative votes, 5,872 votes against, and 18,358 abstentions.




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

                                                   Mid-America Bancorp
                                                      (Registrant)

Date:  August 8, 1994                           By:/s/Steven Small
                                                   Steven Small
                                                   Executive Vice President and
                                                   Chief Financial Officer

Date:   August 8, 1994                          By:/s/Orson Oliver
                                                   Orson Oliver
                                                   President