Form 10-Q
period 1994-09-30
MID AMERICA BANCORP/KY/
filed 1994-11-14
CIK 711083

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                         FORM 10-Q

                  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                            For quarter ended September 30, 1994
                                            OR

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                             DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No
                                APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
October 24, 1994: 8,543,347 shares of common stock, no par value

                                         MID-AMERICA BANCORP

                                   PART I.   FINANCIAL INFORMATION

        The consolidated financial statements of Mid-America Bancorp and subsidiaries (Company) submitted herewith are unaudited. However, in the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of the results for the interim periods have been made.

ITEM 1. FINANCIAL STATEMENTS

        The following consolidated financial statements of Mid-America Bancorp and subsidiaries are submitted herewith:

        Consolidated balance sheets - September 30, 1994 and December 31, 1993 Consolidated statements of income - three and nine months ended
            September 30, 1994 and 1993
        Consolidated statements of changes in shareholders' equity - nine months ended September 30, 1994 and 1993
        Consolidated statements of cash flows - nine months ended September 30,
            1994 and 1993
        Notes to consolidated financial statements

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                                             September 30    December 31
                                                                             -----------    -------------
                                                                                1994            1993
ASSETS                                                                       -----------    -------------
Cash and due from banks                                                         $53,701          $62,937
Federal funds sold                                                                 --              9,000
Securities purchased under agreements to resell                                  25,000           75,000
Securities available for sale (Note 3)                                          133,679          109,202
Investment securities (Note 3)                                                  181,148          225,096
Loans, net of unearned income of $29,966 (1994) and $32,984 (1993)              690,123          657,568
Allowance for loan losses (Note 4)                                                6,722            6,578
                                                                             -----------    -------------
  Loans, net                                                                    683,401          650,990
Premises and equipment                                                           18,938           17,821
Other assets                                                                     17,149           18,977
                                                                             -----------    -------------
    TOTAL ASSETS                                                             $1,113,016       $1,169,023
                                                                             ===========    =============

LIABILITIES
Deposits:
  Non-interest bearing                                                          $90,831         $118,591
  Interest bearing                                                              611,672          610,858
                                                                             -----------    -------------
    Total deposits                                                              702,503          729,449

Securities sold under agreements to repurchase                                  166,033          183,288
Federal funds purchased                                                           2,925           12,500
Advances from the Federal Home Loan Bank                                         83,076           80,106
Accrued expenses and other liabilities                                           35,287           44,090
                                                                             -----------    -------------
    TOTAL LIABILITIES                                                           989,824        1,049,433

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; issued - none                                       --               --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 (1994) and 10,000,000 (1993) shares;
  issued - 8,543,347 (1994) and 8,510,125 (1993) shares                          23,699           23,607
Additional paid-in capital                                                       91,850           91,535
Retained earnings                                                                 9,220            4,448
Unrealized depreciation on securities available for sale, net of tax (Note 3)    (1,577)            --
                                                                             -----------    -------------
    TOTAL SHAREHOLDERS' EQUITY                                                  123,192          119,590
                                                                             -----------    -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,113,016       $1,169,023
                                                                             ===========    =============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended              Nine months ended
                                                                    September 30                   September 30
                                                             --------------------------    --------------------------
                                                                1994           1993           1994           1993
INTEREST INCOME:                                             -----------    -----------    -----------    -----------
Interest and fees on loans                                      $15,863        $14,022        $45,360        $41,034
Interest on trading account securities                             --             --             --              626
Interest on securities available for sale                         1,561            736          4,291          1,471
Interest on investment securities:
  U.S.Treasury and agencies                                       1,562          1,472          4,681          4,253
  States and political subdivisions                                  99             72            253            229
  Corporate and other                                               352            781          1,367          2,564
Interest on federal funds sold                                      485            125            999            578
Interest on securities purchased under agreements to resell         403            448          1,191          1,898
                                                             -----------    -----------    -----------    -----------
    Total interest income                                        20,325         17,656         58,142         52,653
                                                             -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest on deposits                                              5,900          6,026         17,298         18,620
Interest on federal funds purchased and
  securities sold under agreements to repurchase                  1,757            643          4,168          2,114
Interest on Federal Home Loan Bank
         advances and other borrowings                            1,274            965          3,697          2,373
                                                             -----------    -----------    -----------    -----------
    Total interest expense                                        8,931          7,634         25,163         23,107
                                                             -----------    -----------    -----------    -----------
Net interest income before provision for loan losses             11,394         10,022         32,979         29,546
Provision for loan losses (Note 4)                                  150            100            352            300
                                                             -----------    -----------    -----------    -----------
Net interest income after provision for loan losses              11,244          9,922         32,627         29,246
                                                             -----------    -----------    -----------    -----------
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME  (Cont'd)
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended              Nine months ended
                                                                    September 30                   September 30
                                                             --------------------------    --------------------------
                                                                1994           1993           1994           1993
NON-INTEREST INCOME:                                         -----------    -----------    -----------    -----------
Income from trust department                                        353            390          1,031          1,085
Service charges on deposit accounts                               1,186          1,216          3,365          3,579
Trading account losses                                             --             --             --             (207)
Securities losses                                                  --             --             --               (1)
Money order fees                                                    707            620          2,102          1,779
Other                                                               583            658          1,729          1,930
                                                             -----------    -----------    -----------    -----------
    Total non-interest income                                     2,829          2,884          8,227          8,165
                                                             -----------    -----------    -----------    -----------


OTHER OPERATING EXPENSES:
Salaries and employee benefits                                    5,349          4,549         15,770         13,413
Occupancy expense                                                   688            613          1,983          1,819
Furniture and equipment expenses                                  1,078            999          3,226          3,051
Other (Note 5)                                                    2,509          2,385          7,523          6,927
                                                             -----------    -----------    -----------    -----------
    Total other operating expenses                                9,624          8,546         28,502         25,210
                                                             -----------    -----------    -----------    -----------
Income before income taxes                                        4,449          4,260         12,352         12,201
Income tax expense                                                1,371          1,393          3,739          3,830
                                                             -----------    -----------    -----------    -----------
NET INCOME                                                       $3,078         $2,867         $8,613         $8,371
                                                             ===========    ===========    ===========    ===========

Per common share (Note 2):
NET INCOME                                                        $0.36          $0.33          $1.00          $0.97
                                                             ===========    ===========    ===========    ===========
Weighted Average Number of Shares Outstanding                     8,638          8,606          8,647          8,597
                                                             ===========    ===========    ===========    ===========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)  (Unaudited)

                                                                                    Nine months ended
                                                                                      September 30
                                                                               --------------------------
                                                                                  1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:                                          -----------    -----------
Net income                                                                         $8,613         $8,371
 Adjustments to reconcile net income to net cash provided by
   (used by) operating activities:
    Depreciation, amortization and accretion, net                                   4,115          3,321
    Provision for loan losses                                                         352            300
    Loss on sales of securities                                                      --                1
    (Gain) loss on sales of premises and equipment                                      4            (12)
    Loss on trading account securities                                               --              207
    Deferred taxes                                                                    785            106
  Increase in trading account securities                                             --          (91,585)
  Increase in interest receivable                                                    (828)        (1,164)
  Decrease in other assets                                                          3,028          1,047
  Increase in interest payable                                                         88            102
  Increase in taxes payable                                                           179            247
  Decrease in other liabilities                                                    (8,928)        (5,398)
                                                                               -----------    -----------
Net cash provided by (used in) operating activities                                 7,408        (84,457)
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                      (24,436)          --
  Proceeds from maturities of securities available for sale                        10,423         52,957
  Proceeds from maturities of investment securities                                59,706         78,860
  Proceeds from sales of investment securities                                       --            2,500
  Purchases of investment securities                                              (30,899)      (117,780)
  Net increase in customer loans                                                  (33,161)       (59,821)
  Proceeds from sales of premises and equipment                                        52             13
  Payments for purchases of premises and equipment                                 (3,011)        (1,502)
                                                                               -----------    -----------
Net cash used in investing activities                                             (21,326)       (44,773)
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                             (26,946)         8,248
  Net decrease in securities sold under agreements to repurchase                  (17,255)       (17,111)
  Net decrease in federal funds purchased                                          (9,575)        (3,700)
  Advances from the Federal Home Loan Bank                                         11,646         48,013
  Repayment of advances from the Federal Home Loan Bank                            (8,676)        (4,773)
  Net change in other borrowings                                                      (51)         1,387
  Dividends paid                                                                   (3,841)        (3,695)
  Stock options exercised                                                             380            358
                                                                               -----------    -----------
Net cash (used in) proivided by financing activities                              (54,318)        28,727
                                                                               -----------    -----------
Net decrease in cash and cash equivalents                                         (68,236)      (100,503)
Cash and cash equivalents at January 1                                            146,937        266,194
                                                                               -----------    -----------
Cash and cash equivalents at September 30                                         $78,701       $165,691
                                                                               ===========    ===========

Non-cash transactions during the nine months ended September 30, 1994 included a transfer of investment securities to securities available for sale of $13,848. Non-cash transactions during the nine months ended September 30, 1993 included a transfer of trading account securities to securities available for sale of $91,378.

See notes to consolidated financial statements.

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
(In thousands except per share data)  (Unaudited)

                                                                                                      Unrealized
                                                                                                     depreciation
                                                                          Additional                on securities        Total
                                                    Common Stock           Paid-in      Retained    available for    Shareholders'
                                                 Shares        Amount      Capital      Earnings   sale, net of tax     Equity
                                              ------------   ----------   ----------   ----------   --------------   -------------
Balance, January 1, 1993                            8,195      $22,734      $86,561       $3,334                         $112,629

Net income January through September 1993                                                  8,371                            8,371

Cash dividends declared ($.45 per share)                                                  (3,695)                          (3,695)

Stock options exercised, including
  related tax benefits                                 30           82          276                                           358
                                              ------------   ----------   ----------   ----------   --------------   -------------
Balance, September 30, 1993                         8,225       22,816       86,837        8,010                          117,663

Net income October through December 1993                                                   3,202                            3,202

Cash dividends declared ($.20 per share)                                                  (1,661)                          (1,661)

Stock dividends declared                              247          685        4,418       (5,103)                            --

Stock options exercised, including
  related tax benefits                                 38          106          280                                           386
                                              ------------   ----------   ----------   ----------   --------------   -------------

Balance, December 31, 1993                          8,510       23,607       91,535        4,448                          119,590

Net income January through September 1994                                                  8,613                            8,613

Unrealized depreciation on securities
  available for sale, net of tax (note 3)                                                                 ($1,577)         (1,577)

Cash dividends declared ($0.45 per share)                                                 (3,841)                          (3,841)

Stock options exercised, including
  related tax benefits                                 33           92          315                                           407
                                              ------------   ----------   ----------   ----------   --------------   -------------
Balance, September 30, 1994                         8,543      $23,699      $91,850       $9,220          ($1,577)       $123,192
                                              ============   ==========   ==========   ==========   ==============   =============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)

1. The accounting and reporting policies of Mid-America Bancorp and its subsidiaries (the Company) conform with generally accepted accounting principles and general practices within the banking industry. The accompanying consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies footnote which appears in the Company's 1993 Annual Report and Form 10-K filed with the Securities and Exchange Commission.

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

   The amortized cost and market value of securities available for sale are summarized as follows:

                                                             September 30, 1994        December 31, 1993
                                                         ------------------------  ------------------------
                                                          Amortized     Market      Amortized     Market
                                                            Cost         Value        Cost         Value
                                                         -----------  -----------  -----------  -----------
       U.S. Treasury and agencies                          $111,710     $109,283     $109,202     $109,477
       Other                                                 24,396       24,396         --           --
                                                         -----------  -----------  -----------  -----------
                                                           $136,106     $133,679     $109,202     $109,477
                                                         ===========  ===========  ===========  ===========

   The book value and market value of investment securities are summarized as follows:

                                                            September 30, 1994         December 31, 1993
                                                         ------------------------  ------------------------
                                                            Book        Market        Book        Market
                                                            Value        Value        Value        Value
                                                         -----------  -----------  -----------  -----------
       U.S. Treasury and agencies                          $151,997     $148,608     $174,395     $174,208
       Obligations of states and political subdivisions       7,127        7,018        2,956        3,083
       Corporate and Other                                   22,024       21,794       47,745       48,212
                                                         -----------  -----------  -----------  -----------
                                                           $181,148     $177,420     $225,096     $225,503
                                                         ===========  ===========  ===========  ===========
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)


4. Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                                                      September 30 December 31,
                                                                         1994         1993
                                                                      -----------  -----------
       Balance, January 1                                                 $6,578       $6,020
       Provision for Loan Losses                                             352          390
       Recoveries                                                            179          744
       Loans charged off                                                    (387)        (576)
                                                                      -----------  -----------
       Balance, end of period                                             $6,722       $6,578
                                                                      ===========  ===========


5. Other operating expense consists of the following:

                                                                           Three Months Ended       Nine Months Ended
                                                                             September 30             September 30
                                                                      ------------------------  -------------------------
                                                                         1994         1993         1994          1993
                                                                      -----------  -----------  -----------   -----------
     Operating supplies                                                     $338         $312       $1,204          $913
     Data processing fees                                                     79           47          218           204
     Legal and professional fees                                             309          259          777           853
     Taxes - Bank shares, property and other                                 379          367        1,052         1,039
     Deposit insurance                                                       420          406        1,222         1,173
     Other                                                                   984          994        3,050         2,745
                                                                      -----------  -----------  -----------   -----------
                                                                          $2,509       $2,385       $7,523        $6,927
                                                                      ===========  ===========  ===========   ===========
/TABLE

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This item discusses the results of operations for Mid-America Bancorp and its subsidiaries for both the three and nine months ended September 30, 1994 and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred during the first nine months of 1994 compared to December 31, 1993. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in
Part 1, Item 1 of this report.

A.      RESULTS OF OPERATIONS

        Net income for the quarter ended September 30, 1994 was $3,078,000 or $0.36 per share compared to $2,867,000 or $0.33 per share for the same period last year. Year-to-date earnings were $8,613,000 or $1.00 per share compared to $8,371,000 or $0.97 per share for the first nine months of 1993.

        The results for the first nine months of 1994 compared to the comparable period in 1993 reflected increased net interest income, as a result of increases in earning assets, and an increase in other operating expenses, primarily salaries and employee benefits.

        Net interest income

        Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate on interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and nine months ending September 30, 1994 and 1993.

 In thousands except percentages

                                               Three Months Ended      Nine Months Ended
                                                   September 30            September 30
                                                   1994        1993        1994        1993
Total interest income                              $20,325     $17,656     $58,142     $52,653
Tax equivalent adjustment                              239         207         675         675
Tax equivalent interest income                      20,564      17,863      58,817      53,328
Total interest expense                               8,931       7,634      25,163      23,107
Tax equivalent net interest income                 $11,633     $10,229     $33,654     $30,221
Average rate on earning assets                        7.70%       7.36%       7.47%       7.47%
Average rate on interest bearing liabilities          4.01%       3.74%       3.83%       3.86%
Net interest spread, annualized                       3.70%       3.62%       3.64%       3.62%
Net interest margin, annualized                       4.36%       4.21%       4.28%       4.24%
Average earning assets                          $1,059,294    $963,136  $1,052,254    $954,077
Average interest bearing liabilities              $884,648    $809,145    $878,492    $801,064


        Net interest income and net interest spread and margin have increased for the three and nine months ended September 30, 1994 compared to the comparable periods in 1993. The increases for the nine month period are attributed primarily to the increase in volume of earning assets. For the three month period of 1994 compared to 1993, the increases are attributed not only to the increase in earning asset volume, but also the effect of rising interest rates.

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

        An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars In thousands

                                                     Nine Months Ended
                                                       September 30
                                                       1994      1993
Balance at January 1                                   $6,578    $6,020
  Provision for loan losses                               352       300
  Loan charge-offs, net of recoveries                    (208)     (315)
Balance September 30                                   $6,722    $6,005
Average loans, net of unearned income                $672,580  $607,776
Provision for loan losses to average loans *             0.07%     0.07%
Net loan charge-offs to average loans *                  0.04%     0.07%
Allowance for loan losses to average loans               1.00%     0.99%
Allowance for loan losses to period-end loans            0.97%     0.94%


* Amounts annualized

         Non-interest Income and Other Operating Expenses

        The following table sets forth the major components of non-interest income and other operating expenses for the three and nine months ending September 30, 1994 and 1993:


                                        Three months ended Nine months ended
In thousands                                September 30      September 30
                                          1994     1993      1994     1993
Non-Interest Income:
  Income from trust department              $353     $390    $1,031   $1,085
  Service charges on deposit accounts      1,186    1,216     3,365    3,579
  Money order fees                           707      620     2,102    1,779
  Trading account losses                     ---      ---       ---     (207)
  Securities losses                          ---      ---       ---       (1)
  Other                                      583      658     1,729    1,930
Total non-interest income                 $2,829   $2,884    $8,227   $8,165

Other Operating Expenses:
  Salaries and employee benefits          $5,349   $4,549   $15,770  $13,413
  Occupancy expenses                         688      613     1,983    1,819
  Furniture and equipment expenses         1,078      999     3,226    3,051
  Operating supplies                         338      312     1,204      913
  Data processing                             79       47       218      204
  Legal and professional fees                309      259       777      853
  Taxes-bank shares, property and other      379      367     1,052    1,039
  Deposit insurance                          420      406     1,222    1,173
  Other                                      984      994     3,050    2,745
Total other operating expenses            $9,624   $8,546   $28,502  $25,210

        Non-interest income increased $62,000 for the nine months ended September 30, 1994 and declined slightly for the three months ended September 30, 1994 when compared to the same periods in 1993. A favorable change for the three and nine month periods is attributed to increased money order fees related to continued expansion of the money order subsidiary's agent base. Also for the comparable three and nine month periods ended September 30, 1994 and 1993 service charges on deposit accounts declined due primarily to the impact of a new competitively priced deposit package product which has attracted not only new depositors, but also the conversion of existing depositors from higher priced deposit products. The nine month comparison is also impacted by the absence in 1994 of trading account losses that occurred in 1993.

        Other operating expenses increased $1.1 million and $3.3 million for the three and nine month periods ended September 30, 1994, respectively, compared to the same periods in 1993. The most significant portion of the change is attributed to the increase in salaries and benefits. The increase in salaries and benefits is attributed to several factors; an increase in full-time equivalent employees of 40, the annual salary adjustment that was effective at the beginning of 1994 and a shift in the components of the employee base where staffing at the branch system shifted to more part-time employees and more full- time employees at higher compensation levels were added to support operations, credit analysis, investment activities and business development activities. Also, operating supplies expense increased for both the three and nine months ended September 30, 1994 compared to the same periods in 1993. The increases in operating supplies are attributable to several factors including supplies at the new savings bank subsidiary, additional supplies to support the expanded level of activity at the money order subsidiary, and personal computer program upgrades.


        Income Taxes

        The Company had income tax expense of $1,371,000 for the third quarter of 1994 compared to $1,393,000 for the same period in 1993.
The year-to-date tax expense and effective tax rate were $3,739,000 and 30.3% for 1994, respectively and $3,830,000 and 31.4% for 1993, respectively.

B.      FINANCIAL CONDITION

        Total Assets

        Total assets decreased $56 million from December 31, 1993 to September 30, 1994, while average assets increased $66,006,000 or 6.1% to $1,139,832,000 for the third quarter of 1994 compared to the last quarter of 1993. The increase in average assets is attributed to the continued growth in the commercial loan portfolio and the securities portfolio. These increases in average earning assets were supported by advances from the Federal Home Loan Bank and increases in repurchase agreements.

        Nonperforming and Restructured Loans and Assets

        Nonperforming and restructured loans, which include nonaccrual, restructured and loans past due over 90 days, totaled $5,117,000 at September 30, 1994 and $3,872,000 at December 31, 1993. This represents .74% of total loans at September 30, 1994 compared to .59% at December 31, 1993.

        Nonperforming assets, which include nonperforming loans and other real estate owned, totaled $7,723,000 at September 30, 1994 and $6,842,000 at December 31, 1993. This represents 0.69% of total assets at September 30, 1994 compared to 0.59% at December 31, 1993.

        The Company considers the level of nonperforming loans in its evaluation of the adequacy of the allowance for loan losses.

C.      LIQUIDITY

        Liquidity represents the Company's ability to generate cash or otherwise obtain funds at a reasonable price to satisfy commitments to borrowers as well as demands of depositors. The loan and securities portfolios are managed to provide liquidity through maturity or payments related to such assets.

        Interest rate sensitivity management is managing the difference or gap between rate sensitive assets and rate sensitive liabilities to minimize the impact of changing interest rates on profitability and allow for adequate liquidity.

        The Company's adjusted one year cumulative interest sensitivity gap was 15.39% at September 30, 1994 compared to 5.82% at December 31, 1993. The cumulative interest sensitivity gap through 90 days was 7.64% at September 30, 1994 compared to 7.75% at December 31, 1993. The asset and liability structure and interest sensitivity position the Company favorably for a rising interest rate environment.

        The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Mid-America Bank of Louisville.

D.      CAPITAL RESOURCES

        At September 30, 1994 shareholders' equity totaled $123,192,000, an increase of $3,602,000 or 3.0% since December 31, 1993.

        The Company's capital ratios exceed minimum regulatory requirements and are as follows:

                                    Corporation       Corporation       Minimum
                                    September 30      December 31       Required
                                      1994              1993
Leverage Ratio                         11.18%            10.20%           3.00%

Tier 1 risk based capital ratio        18.31%            18.24%           4.00%

Total risk based capital ratio         19.30%            19.25%           8.00%

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

                                                      Mid-America Bancorp
                                                        (Registrant)

Date:  November 10, 1994                  By:   /s/ Steven Small

                                                Steven Small
                                                Executive Vice President and
                                                Chief Financial Officer

Date:  November 10, 1994                  By:   /s/ Orson Oliver

                                                Orson Oliver
                                                President