Form 10-K
MID AMERICA BANCORP/KY/
filed 1995-03-24
CIK 711083

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1994
                            OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ____________

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


The aggregate market value of the voting stock held by non-affiliates (shareholders other than directors, executive officers and principal shareholders) of the registrant as of February 17, 1995 was approximately $84,093,000.

The number of shares outstanding of the registrant's common stock as of February 17, 1995 was 8,813,128.

               DOCUMENTS INCORPORATED BY REFERENCE


Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II.

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1995 are incorporated by reference into Part III.

                        TABLE OF CONTENTS


PART I

Item No.                                                Page
     1.  BUSINESS . . . . . . . . . . . . . . . . . . .   2
     2.  PROPERTIES . . . . . . . . . . . . . . . . . .  12
     3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . .  12
     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS  . . . . . . . . . . . . . . . . . . .  12
         EXECUTIVE OFFICERS OF REGISTRANT . . . . . . .  12

PART II

     5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS  . . . . . . .  14
     6.  SELECTED FINANCIAL DATA  . . . . . . . . . . .  14
     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  14
     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. .  15
     9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . .  15

PART III

    10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT . . . . . . . . . . . . . . . . . .  16
    11.  EXECUTIVE COMPENSATION . . . . . . . . . . . .  16
    12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT. . . . . . . . . . . . .  16
    13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  16

PART IV

    14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K. . . . . . . . . . . . . .  17


         SIGNATURES . . . . . . . . . . . . . . . . . .  20

                           PART I


ITEM 1. BUSINESS OF MID-AMERICA BANCORP

Mid-America Bancorp (the "Company") is a Kentucky corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and as a savings and loan holding company pursuant to the Home Owners' Loan Act.
The Company is registered with, and subject to, the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of Thrift Supervision ("OTS").

The Company's banking subsidiary, Mid-America Bank of Louisville and Trust Company (the "Bank") represents the Company's primary subsidiary. The Bank was established as a Kentucky banking corporation on October 14, 1925, under the name "Morris Plan Industrial Bank." On July 2, 1946 the Bank's name was changed to "Bank of Louisville." The Bank merged with "Royal Bank and Trust Company" in 1963 under the name Bank of Louisville-Royal Bank and Trust Co. The Bank's name was changed to Bank of Louisville and Trust Company on March 26, 1980. The present name of the Bank was adopted on March 25, 1983, when the Bank was merged with the Company.

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

The Company also operates a number of other subsidiaries, including Mid-America Bank, FSB, a federal savings bank "Savings Bank", which was organized and chartered during 1993. The Savings Bank is located in Pewee Valley, Kentucky in Oldham County, and competes on the local level with other commercial banks and financial institutions in Oldham County, Kentucky for all types of deposits and loans. Another subsidiary, Mid-America Money Order Company, is engaged in the issuance and sale throughout the United States of retail money orders and similar consumer-type payment instruments having a face value of not more than $1,000. As of December 31, 1994, Mid-America Money Order Company was licensed to issue money orders in all 50 states, the District of Columbia and the U.S. Virgin Islands.



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

On December 31, 1994, the Bank ranked fourth among banks and trust companies in the City of Louisville and in Jefferson County, Kentucky, in terms of total assets and in terms of total deposits. On December 31, 1994 there were ten commercial banks and trust companies in Jefferson County, including the Bank.

Employees

As of December 31, 1994, the Company and subsidiaries employed 596 persons on a full-time basis and 112 on a part-time basis.

Government Policies

As a financial institution, the earnings of the Company's various operating subsidiaries are affected by state and federal laws and by policies of various federal and state regulatory agencies. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Federal Reserve Board, United States fiscal policy, and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

Supervision And Regulation

The Company is a registered bank holding company under the "BHC Act", and is subject to supervision, regulation and examination by the Federal Reserve Board. Under the "BHC Act", a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. Notwithstanding this prohibition, a bank holding company may engage in or own shares of a company that engages solely in activities which the Federal Reserve Board has determined to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

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

The Savings Bank is subject to regulation and supervision, of which regular examinations are a part, by the "OTS". The FDIC currently insures the deposits of the Savings Bank to a maximum of $100,000 per depositor.

Eton Life Insurance Company, a wholly-owned subsidiary of the Company, is regulated by the Kentucky Department of Insurance and is subject to Kentucky statutes and regulations governing domestic underwriters of credit life, accident, and health insurance.

The enactment in August 1989 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") placed the savings and loan insurance fund under the control of the FDIC, created the OTS in the U.S. Treasury Department and created the Resolution Trust Corporation to act as receiver to liquidate failed thrift institutions. FIRREA further expanded the power of bank holding companies to allow for the acquisition of savings associations and to operate them as separate thrift subsidiaries. FIRREA enhanced the ability of bank holding companies to expand through thrift acquisitions beyond their present geographic interstate banking region. The tandem restrictions placed upon thrift subsidiaries of bank holding companies have been removed allowing linkage of deposit-taking activities and solicitation of deposits and loans on behalf of affiliate companies. FIRREA led to many structural changes in competition for loans, deposits and other services, affected collateral valuation methods, and the acquisition of financial institutions.

In addition to FIRREA, in December 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") was enacted. The FDIC Improvement Act dealt with the recapitalization of the Bank Insurance Fund, deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and a number of other regulatory and supervisory matters.

On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act"). When fully phased in, the Act will remove state law barriers to interstate bank acquisitions and will permit the consolidation of interstate banking operations. Under the Act, effective September 29, 1995, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to Community Reinvestment Act compliance, compliance with federal and state antitrust laws and deposit concentration limits, and subject to any state laws restricting the acquisition of a bank that has not been in existence for a minimum time period (up to five years). Effective September 29, 1995, the Act will also permit any bank that is controlled by a bank holding company to act as agent for any affiliated financial institution in deposit and loan transactions, regardless of whether the institutions are located in the same or different states. The Act's interstate branching provisions will become operative on June 1, 1997, although any state can, prior to that time, adopt legislation to accelerate interstate branching or prohibit it completely. The Act's interstate branching provisions will permit banks to merge across state lines and, if state laws permit de novo branching, to establish a new branch as its initial entry into a state.

The following tables set forth selected statistical information with respect to the Company and should be read in conjunction with the Company's consolidated financial statements.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

     The schedule captioned "Average Balances and Yields/Rates Tax Equivalent Basis" included on page 21 of the Company's annual report to shareholders for the year ended December 31, 1994, which is incorporated herein by reference, shows, for each major category of interest earning asset and interest bearing liability, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 1994. The schedule also shows the average rate earned on all interest earning assets and the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin (net interest income divided by total average interest earning assets) for each of the years in the three-year period ended December 31, 1994. Nonaccrual loans outstanding were included in calculating the rate earned on loans. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 35% for 1994 and 1993 and 34% for 1992.


     The changes in interest income and interest expense resulting from changes in volume and changes in rates for the years ended December 31, 1994 and 1993 are shown in the schedule captioned "Interest Income and Interest Expense Volume and Rate Changes for the Years 1994 and 1993 Tax Equivalent Basis" included on page 22 of the Company's annual report to shareholders for the year ended December 31, 1994, which is incorporated herein by reference.



SECURITIES PORTFOLIO
BOOK VALUE

                                                          December 31
(In Thousands)                            --------------------------------------------
                                              1994            1993            1992
                                          ------------    ------------    ------------
U.S. Treasury and U.S. government agencies   $296,262        $283,597        $114,048
States and political subdivisions               7,877           2,956           4,700
Corporate obligations                          26,778          33,557          40,469
Equity securities and other                    14,878          14,188           7,549
                                          ------------    ------------    ------------
                                             $345,795        $334,298        $166,766
                                          ============    ============    ============


SECURITIES
MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 1994

(Dollars In Thousands)               Within            After One But         After Five But             After
                                    One Year         Within Five Years      Within Ten Years          Ten Years
                              ------------------  --------------------  ---------------------   ---------------------
                                Amount    Yield     Amount      Yield      Amount      Yield      Amount       Yield
                              ---------- -------  ---------- ---------  ----------- ---------   ---------- ----------
U.S. Treasury and U.S.
  Government agencies          $151,740    4.34%   $141,372      5.30%      $1,292      3.92%      $1,858       5.46%
States and political
  subdivisions                      584   11.98%      1,941      7.95%       1,406      8.00%      $3,946       7.69%
Corporate obligations            16,946    5.23%      9,832      5.56%       --         --           --         --
Equity securities and other         100    3.30%        250      6.75%       --         --         14,528       6.29%
                              ----------          ----------            -----------             ----------
                               $169,370    4.45%   $153,395      5.35%      $2,698      6.05%     $20,332       6.49%
                              ==========          ==========            ===========             ==========

The calculation of the weighted average yield is based on the average tax equivalent yield, weighted by the respective costs of the securities.

The weighted average yields on states and political subdivisions securities are computed on a tax equivalent basis using a marginal federal tax rate of 35%.


LOAN PORTFOLIO

(In Thousands)
                                                                                   December 31
                                                             --------------------------------------------------------
                                                               1994        1993       1992         1991       1990
                                                             ---------  ----------- ---------   ---------- ----------

Commercial and financial                                     $285,316     $250,881  $223,426     $175,182   $157,602
Real estate - construction and development                     61,083       59,581    52,214       42,770     31,219
Real estate - mortgage                                        291,198      296,870   262,362      217,449    221,651
Consumer                                                       61,799       50,236    45,265       57,972     63,491
                                                             ---------  ----------- ---------   ---------- ----------
                                                             $699,396     $657,568  $583,267     $493,373   $473,963
                                                             =========  =========== =========   ========== ==========

Includes domestic loans only as the Company has no foreign loans. The Company has no other category of loans whose concentration exceeds 10% of total loans.

SELECTED LOAN MATURITIES AND
SENSITIVITY TO INTEREST RATES
DECEMBER 31, 1994

(In Thousands)

                                                                     Loan Maturities
                                            ---------------------------------------------------
                                                          After One
                                               Within     But Within     After
                                              One Year    Five Years   Five Years     Total
                                            ---------------------------------------------------

Commercial and financial                        $80,499      $83,259     $121,558     $285,316
Real estate - construction and development       27,376       29,348        4,359       61,083
Real estate - mortgage                          106,777       51,930      132,491      291,198
Consumer                                         36,152       13,559       12,088       61,799
                                            ------------ ------------ ------------ ------------
                                               $250,804     $178,096     $270,496     $699,396
                                            ============ ============ ============ ============

Predetermined rates                             $31,124     $100,974     $190,853     $322,951
Floating rates                                  219,680       77,122       79,643      376,445
                                            ------------ ------------ ------------ ------------
                                               $250,804     $178,096     $270,496     $699,396
                                            ============ ============ ============ ============

NON-PERFORMING LOANS

Information with respect to the Company's non-performing loans is included in the section captioned "Non-Performing and Restructured Assets" and footnote D to the consolidated financial statements included on pages 15, 16 and 35, respectively, of the Company's annual report to shareholders for the year ended December 31, 1994, which is incorporated herein by reference.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars In Thousands)

                                                    1994        1993        1992        1991        1990
                                                ---------   ---------   ---------   ---------   ---------
Balance, beginning of year.....................   $6,578      $6,020      $5,523      $5,220      $4,250
Charge-offs:
  Commercial and financial.....................      115          48          88         107         711
  Real estate - construction and development...       28                                 639       1,012
  Real estate - mortgage.......................      139         262         134         294       1,681
  Consumer.....................................      211         266         282         347         381
                                                ---------   ---------   ---------   ---------   ---------
    Total charge-offs..........................      493         576         504       1,387       3,785
                                                ---------   ---------   ---------   ---------   ---------
Recoveries:
  Commercial and financial.....................       10           7           8         159           7
  Real estate - construction and development...                  462                       4
  Real estate - mortgage.......................      125          99         197         608          44
  Consumer.....................................      113         176         146         194          97
                                                ---------   ---------   ---------   ---------   ---------
    Total recoveries...........................      248         744         351         965         148
                                                ---------   ---------   ---------   ---------   ---------
Net charge-offs (recoveries)...................      245        (168)        153         422       3,637
                                                ---------   ---------   ---------   ---------   ---------
Provision for loan losses......................      712         390         650         725       4,607
                                                ---------   ---------   ---------   ---------   ---------
Balance, end of year...........................   $7,045      $6,578      $6,020      $5,523      $5,220
                                                =========   =========   =========   =========   =========
Average loans, net of unearned income.......... $679,100    $615,070    $534,525    $479,667    $454,590
                                                =========   =========   =========   =========   =========
Net charge-offs (recoveries)
  to average loans, net of unearned income.....     0.04%    (0.03%)        0.03%       0.09%       0.80%
                                                =========   =========   =========   =========   =========

The allowance for loan losses is maintained at a level sufficient to absorb estimated potential credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. The allowance for loan losses is increased by charges to operating earnings and reduced by charge-offs, net of recoveries.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

                            1994                 1993                  1992                1991                    1990
                  -------------------- --------------------- ------------------- ---------------------   --------------------
                               % Of                  % Of                 % Of                 % Of                    % Of
                  Allocation Loans In  Allocation  Loans In  Allocation Loans In Allocation  Loans In    Allocation  Loans In
                      Of       Each        Of        Each        Of       Each       Of        Each          Of        Each
                  Allowance  Category  Allowance   Category  Allowance  Category Allowance   Category    Allowance   Category
                   For Loan  To Total   For Loan   To Total   For Loan  To Total  For Loan   To Total     For Loan   To Total
                    Losses     Loans     Losses     Loans      Losses    Loans     Losses      Loans       Losses     Loans
                  ---------- --------- ---------- ---------- ---------- -------- ----------  ---------   ----------  --------
Commercial and
 financial........   $3,651     40.79%    $3,614      38.15%    $2,598    35.70%    $2,680      35.51%      $1,840     29.70%
Real estate -
 construction
 and development..    1,773      8.73%     1,235       9.06%       424     8.32%       450       8.67%       1,435      5.87%
Real estate -
 mortgage.........      445     41.64%       378      45.15%     1,515    47.23%     1,085      44.07%         660     50.30%
Consumer..........    1,176      8.84%     1,351       7.64%     1,483     8.75%     1,308      11.75%       1,285     14.13%
                  ---------- --------- ---------- ---------- ---------- -------- ----------  ---------   ----------  --------
                     $7,045    100.00%    $6,578     100.00%    $6,020   100.00%    $5,523     100.00%      $5,220    100.00%
                  ========== ========= ========== ========== ========== ======== ==========  =========   ==========  ========


MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 AND OVER
DECEMBER 31, 1994

(In Thousands)
                                                                                           Certificate Of
                                                                                             Deposits        Other     Total
                                                                                           -----------     --------  --------
Three months or less.......................................................................    $7,668       $4,235   $11,903
Over three through six months..............................................................     3,117        ---       3,117
Over six through twelve months.............................................................     3,150        ---       3,150
Over twelve months.........................................................................    34,786        ---      34,786
                                                                                           -----------     --------  --------
                                                                                              $48,721       $4,235   $52,956
                                                                                           ===========   ==========  ========


RETURN ON EQUITY AND ASSETS

Selected ratios for the years 1994, 1993 and 1992 are included on page 2 of the Company's annual report to shareholders for the year ended December 31, 1994 and are incorporated herein by reference.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Dollars In Thousands)

Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions. Included in repurchase agreements are balances of several institutional customers which are subject to substantial fluctuations, with reductions occurring in the normal course of business after year end. The detail of these short-term borrowings for the years 1994, 1993 and 1992 follows:

                                                                1994          1993         1992
                                                         ------------  ------------  -----------
 Federal funds purchased:
  Balance at year end....................................     $5,800       $12,500      $10,975
  Average during the year................................      5,574         7,962       12,771
  Maximum amount outstanding at any month end............     11,325        13,100       17,175
  Weighted average rate during the year..................       3.79%         2.95%        3.50%
  Weighted average rate on December 31...................       5.99%         3.02%        3.02%

                                                                1994          1993         1992
                                                         ------------  ------------  -----------
 Securities sold under agreements to repurchase:
  Balance at year end....................................   $213,101      $183,288     $162,077
  Average during the year................................    149,465        94,772       61,176
  Maximum amount outstanding at any month end............    213,101       183,288      162,077
  Weighted average rate during the year..................       3.97%         2.76%        3.36%
  Weighted average rate on December 31...................       5.77%         3.20%        3.07%


ITEM 2. PROPERTIES

The Bank maintains a main office, warehouse, operations center and 30 branches in Jefferson County, Kentucky. The Bank owns 18 branch offices, leases 11 branch offices, its operations center and the main office, and owns the buildings but leases the land with regard to 1 branch. The Bank also operates 40 automatic teller machines, at various locations in its traditional customer base of Jefferson County, Kentucky. The Savings Bank owns its main office facility and operates one automatic teller machine in Oldham County, Kentucky. See footnote F to the consolidated financial statements on page 36 of the Company's annual report to shareholders for the year ended December 31, 1994, which is incorporated herein by reference, for additional information on premises, equipment and lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

The information contained in footnote N to the Company's consolidated financial statements included on page 41 of the Company's annual report to shareholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF REGISTRANT.

Listed below are the names and ages of the Company's executive officers, positions held, and the year from which held. The Company's executive officers are elected annually by the Board of Directors and each, except Bertram W. Klein, Thomas L. Weber and Paul E. Henry, is employed pursuant to an employment agreement.

                                                       Year From
Name                  Age       Position Held          Which Held

Bertram W. Klein       64     Chairman of the Board,      1985
                              Chief Executive Officer
                              & member of the Executive
                              Committee

Orson Oliver           51     President, Director &       1985
                              member of the Executive
                              Committee

Thomas L. Weber        62     Executive Vice President    1984
                              & member of the Executive
                              Committee


Paul E. Henry          59     Executive Vice President     1989
                              & member of the Executive
                              Committee

David N. Klein         39     Executive Vice President     1991
                              & member of the Executive
                              Committee

Richard B. Klein       36     Executive Vice President     1991
                              & member of the Executive
                              Committee

Gail W. Pohn           59     Executive Vice President     1993
                              & member of the Executive
                              Committee

Robert H. Sachs        55     Executive Vice President,    1993
                              General Counsel, & member
                              of the Executive Committee

Steven A. Small        41     Executive Vice President,    1993
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

Richard B. Klein joined the Company's subsidiary bank in 1980. He was elected to his current position in 1991 and from 1987 to 1991 held the office of Senior Vice President-Consumer Loans and Credit. He is the son of Bertram W. Klein and the brother of David N. Klein.

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


                              PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

The information captioned "Market for Mid-America Bancorp's Stock and Related Security Holder Matters" included on page 25 of the Company's annual report to shareholders for the year ended
December 31, 1994, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information captioned "Summary of Financial Data" included on page 23 of the Company's annual report to shareholders for the year ended December 31, 1994 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 11 through 22 of the Company's annual report to shareholders for the year ended December 31, 1994 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and report of independent auditors included on pages 27 through 44 in the Company's annual report to shareholders for the year ended
December 31, 1994 are incorporated herein by reference:

     Independent Auditors' Report
     Consolidated balance sheets - December 31, 1994 and 1993
     Consolidated statements of income -
          years ended December 31 1994, 1993, and 1992
     Consolidated statements of changes in shareholders' equity -
          years ended December 31, 1994, 1993 and 1992
     Consolidated statements of cash flows -
          years ended December 31, 1994, 1993 and 1992
     Notes to consolidated financial statements

The information captioned "Quarterly Financial Data" included on page 24 of the Company's annual report to shareholders for the year ended December 31, 1994 is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                               PART III



Item 10.  Directors and Executive Officers of Registrant.

     The information appearing under the heading "EXECUTIVE OFFICERS OF REGISTRANT" appearing in Part I of this Form 10-K and the information appearing under the headings "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1995 Annual Meeting of Shareholders are incorporated herein by reference.

Item 11.  Executive Compensation.

     The information appearing under the heading "EXECUTIVE
COMPENSATION" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exhange Act of 1934 in connection with the Company's 1995 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information appearing under the headings "PRINCIPAL
SHAREHOLDERS" and "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exhange Act of 1934 in connection with the Company's 1995 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information appearing under the headings "CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1995 Annual Meeting of Shareholders is incorporated herein by reference.

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

          a-3  Exhibits
               3(a) Amended and Restated Articles of Incorporation
                    of Mid-America Bancorp filed with the
                    Secretary of State of Kentucky on May 4, 1989; as amended by Articles of Amendment filed with the Secretary of State of Kentucky on April 19, 1993 and March 13, 1995.

                (b) By-Laws of Mid-America Bancorp. Exhibit 3 (c)
                    to Registration Statement No. 2-80835 is incorporated by reference herein.

                (4) Amended and Restated Articles of Incorporation
                    and By-Laws.  See Exhibits 3 (a) and 3 (b).

                10. Material Contracts

                (a) Mid-America Bancorp Non-Employee Directors
                    Deferred Compensation Plan.(*)

                (b) Employment Agreement between the Company
                    and Orson Oliver dated, April 5, 1993. Exhibit 10 (a) to the Company's annual report on Form
                    10-K for the year ended December 31, 1993 is incorporated by reference herein.(*)

                (c) Employment Agreement between the Company and
                    Wallace A. Fudold dated, April 5, 1993.
                    Exhibit 10 (b) to the Company's annual report on Form 10-K for the year ended December 31, 1993 is incorporated by reference herein.(*)

                (d) Employment Agreement between the Company
                    and David N. Klein dated, April 5, 1993.
                    Exhibit 10 (c) to the Company's annual report on Form 10-K for the year ended December 31, 1993 is incorporated by reference herein.(*)

                (e) Employment Agreement between the Company
                    and Richard B. Klein dated, April 5, 1993.
                    Exhibit 10 (d) to the Company's annual report on Form 10-K for the year ended December 31, 1993 is incorporated by reference herein.(*)

                (f) Employment Agreement between the Company
                    and Robert Sachs dated, April 5, 1993.
                    Exhibit 10 (e) to the Company's annual report on Form 10-K for the year ended December 31, 1993 is incorporated by reference herein.(*)

                (g) Employment Agreement between the Company
                    and Gail Pohn dated, April 5, 1993.  Exhibit 10
                    (f) to the Company's annual report on Form 10-K for the year ended December 31, 1993 is incorporated by reference herein.(*)

                (h) Employment Agreement between the Company
                    and Steven Small.  May 3, 1993.  Exhibit 10
                    (g) to the Company's annual report on Form 10-K for the year ended December 31, 1993 is incorporated by reference herein.(*)

                (i) Agreement and General Release between the
                    Company and Stanley L. Atlas dated,
                    October 26, 1993.  Exhibit 10 (h) to the
                    Company's annual report on Form 10-K for the year ended December 31, 1993 is incorporated by reference herein.(*)

                (j) Amended and Restated Mid-America Bancorp
                    Incentive Stock Option Plan is incorporated herein by reference to Post-Effective Amendment Number 1 to Form S-8 Registration Statement No. 2-92270.(*)

                (k) Mid-America Bancorp 1991 Incentive Stock
                    Option Plan.  Exhibit 28 to Registration
                    Statement No. 33-42989 is incorporated by reference herein.(*)

                (l) Mid-America Bancorp Incentive Compensation
                    Plan. Exhibit 10(d) to the Company's annual report on Form 10-K for the year ended
                    December 31, 1990 is incorporated by reference herein.(*)


               * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

             11.    Statement re Computation of per share
                    earnings.

             13. Selected portions of the annual report to shareholders for the year ended December 31, 1994.

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

                      MID-AMERICA BANCORP


March 20, 1995        BY:  /s/ Bertram W. Klein
                           Bertram W. Klein
                           Chairman of the Board and
                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Bertram W. Klein           Chairman of the Board &     Mar. 20, 1995
Bertram W. Klein               Chief Executive Officer

/s/ Orson Oliver               President & Director        Mar. 20, 1995
Orson Oliver

/s/ Steven A. Small            Executive Vice President    Mar. 20, 1995
Steven A. Small                & Chief Financial Officer

/s/ Leslie D. Aberson          Director                    Mar. 20, 1995
Leslie D. Aberson

/s/ Robert P. Adelberg         Director                    Mar. 20, 1995
Robert P. Adelberg

                               Director                    Mar. 20, 1995
Stanley L. Atlas

/s/ William C. Ballard, Jr.    Director                    Mar. 20, 1995
William C. Ballard, Jr.

/s/ Martha Layne Collins       Director                    Mar. 20, 1995
Martha Layne Collins

/s/ Peggy Ann Marksetin        Director                    Mar. 20, 1995
Peggy Ann Markstein

/s/ Donald G. McClinton        Director                    Mar. 20, 1995
Donald G. McClinton

/s/ John S. Palmore            Director                    Mar. 20, 1995
John S. Palmore

/s/ Woodford R. Porter, Sr.    Director                    Mar. 20, 1995
Woodford R. Porter, Sr.

/s/ Benjamin K. Richmond       Director                    Mar. 20, 1995
Benjamin K. Richmond

/s/ Bruce J. Roth              Director                    Mar. 20, 1995
Bruce J. Roth

/s/ Raymond L. Sales           Director                    Mar. 20, 1995
Raymond L. Sales

/s/ Thomas E. Sandefur, Jr.    Director                    Mar. 20, 1995
Thomas E. Sandefur, Jr.

                               Director                    Mar. 20, 1995
Al J. Schneider

/s/ Henry C. Wagner            Director                    Mar. 20, 1995
Henry C. Wagner

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                         ______________



                            EXHIBITS

                           filed with


                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 1994

                 Commission file number 1-10602



                        ________________


                       MID-AMERICA BANCORP

                       INDEX TO EXHIBITS

                                                                     Page

3(a)      Amended and Restated Articles of Incorporation of Mid-
          America Bancorp filed with the Secretary of State of
          Kentucky on May 4, 1989, as amended by Articles of
          Amendment filed with the Secretary of the State of
          Kentucky on April 19, 1993 and March 13, 1995.               24

10.       Material Contracts

          (a)  Mid-America Bancorp Non-Employee
               Directors Deferred Compensation Plan                    38

11.       Statement re computation of per share earnings.              44

13.       Selected portions of the annual report to shareholders
          for the year ended December 31, 1994.                        45

21.       Subsidiaries of the Company.                                 93

23.       Consent of independent auditors.                             94

27.       Financial Data Schedule                                      95

99.       Additional Exhibits-Form 11-K                                96