Form 10-Q
period 1995-03-31
MID AMERICA BANCORP/KY/
filed 1995-05-12
CIK 711083

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                         FORM 10-Q

                  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                          For quarterly period ended March 31, 1995
                                            OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [  ] No [  ]
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
April 24, 1995: 8,815,932 shares of common stock, no par value

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

ITEM 1. FINANCIAL STATEMENTS

       The following consolidated financial statements of Mid-America Bancorp and subsidiaries are submitted herewith:

       Consolidated balance sheets - March 31, 1995 and December 31,
       1994
       Consolidated statements of income - three months ended March 31, 1995 and 1994
       Consolidated statements of changes in shareholders' equity - three months ended March 31, 1995 and 1994
       Consolidated statements of cash flows - three months ended March 31, 1995 and 1994
       Notes to consolidated financial statements

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                                              March 31       December 31
                                                                             -----------    -------------
                                                                                1995            1994
                                                                             -----------    -------------
ASSETS
Cash and due from banks                                                         $50,645          $64,215
Federal funds sold                                                               27,000            5,300
Securities purchased under agreements to resell                                  35,000           65,000
Securities available for sale, amortized cost of $129,423 (1995)
  and $134,656 (1994) (Note 4)                                                  127,875          131,482
Securities held to maturity, market value of $189,756 (1995)
  and $209,374 (1994) (Note 4)                                                  191,977          214,313
Loans, net of unearned income of $29,046 (1995) and $29,642 (1994)              695,085          699,396
Allowance for loan losses (Note 5)                                               (7,097)          (7,045)
                                                                             -----------    -------------
  Loans, net                                                                    687,988          692,351
Premises and equipment                                                           19,504           19,098
Other assets                                                                     26,457           22,231
                                                                             -----------    -------------
    TOTAL ASSETS                                                             $1,166,446       $1,213,990
                                                                             ===========    =============

LIABILITIES
Deposits:
  Non-interest bearing                                                          $85,338          $96,590
  Interest bearing                                                              637,063          636,030
                                                                             -----------    -------------
    Total deposits                                                              722,401          732,620

Securities sold under agreements to repurchase                                  169,057          213,101
Federal funds purchased                                                           3,000            5,800
Advances from the Federal Home Loan Bank                                         79,909           81,504
Money orders and similar payment instruments outstanding                         50,111           47,818
Accrued expenses and other liabilities                                           14,219            8,095
                                                                             -----------    -------------
    TOTAL LIABILITIES                                                         1,038,697        1,088,938

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                                          --               --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued and outstanding -
  8,814,258 shares (1995) and 8,803,759 shares (1994)                            24,450           24,421
Additional paid-in capital                                                       95,721           95,608
Retained earnings                                                                 8,584            7,086
Net unrealized securities losses (Note 4)                                        (1,006)          (2,063)
                                                                             -----------    -------------
    TOTAL SHAREHOLDERS' EQUITY                                                  127,749          125,052
                                                                             -----------    -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,166,446       $1,213,990
                                                                             ===========    =============

See notes to consolidated financial statements.

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                                                                                Three months ended
                                                                                                     March 31
                                                                                           --------------------------
                                                                                              1995           1994
                                                                                           -----------    -----------
INTEREST INCOME:
Interest and fees on loans                                                                    $16,987        $14,156
Interest on securities:
  U.S.Treasury and agencies                                                                     3,203          2,688
  States and political subdivisions                                                               129             61
  Corporate and other                                                                             688            773
Interest on federal funds sold                                                                    663            181
Interest on securities purchased under agreements to resell                                       434            451
                                                                                           -----------    -----------
    Total interest income                                                                      22,104         18,310
                                                                                           -----------    -----------

INTEREST EXPENSE:
Interest on deposits                                                                            6,970          5,609
Interest on federal funds purchased and
  securities sold under agreements to repurchase                                                2,258          1,099
Interest on Federal Home Loan Bank advances                                                     1,230          1,173
                                                                                           -----------    -----------
    Total interest expense                                                                     10,458          7,881
                                                                                           -----------    -----------
Net interest income before provision for loan losses                                           11,646         10,429
Provision for loan losses (Note 5)                                                                102            100
                                                                                           -----------    -----------
Net interest income after provision for loan losses                                            11,544         10,329
                                                                                           -----------    -----------

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME  (Cont'd)
(In thousands except per share data)  (Unaudited)

                                                                                                Three months ended
                                                                                                     March 31
                                                                                           --------------------------
                                                                                              1995           1994
                                                                                           -----------    -----------
NON-INTEREST INCOME:
Income from trust department                                                                      231            383
Service charges on deposit accounts                                                             1,110          1,042
Money order fees                                                                                  855            692
Securities gains                                                                                   25           --
Other                                                                                             541            574
                                                                                           -----------    -----------
    Total non-interest income                                                                   2,762          2,691
                                                                                           -----------    -----------


OTHER OPERATING EXPENSES:
Salaries and employee benefits                                                                  5,477          5,121
Occupancy expense                                                                                 740            662
Furniture and equipment expenses                                                                1,242          1,072
Other (Note 6)                                                                                  2,749          2,429
                                                                                           -----------    -----------
    Total other operating expenses                                                             10,208          9,284
                                                                                           -----------    -----------
Income before income taxes                                                                      4,098          3,736
Income tax expense                                                                              1,278          1,089
                                                                                           -----------    -----------
NET INCOME                                                                                     $2,820         $2,647
                                                                                           ===========    ===========

NET INCOME PER COMMON SHARE (Note 2)                                                            $0.32          $0.30
                                                                                           ===========    ===========
Weighted Average Number of Shares Outstanding                                                   8,865          8,909
                                                                                           ===========    ===========

See notes to consolidated financial statements.

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)  (Unaudited)

                                                                                    Three months ended
                                                                                         March 31
                                                                               --------------------------
                                                                                  1995           1994
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $2,820         $2,647
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation, amortization and accretion, net                                   1,251          1,351
    Provision for loan losses                                                         102            100
    Gain on sales of securities                                                       (25)          --
    Deferred taxes                                                                    638            131
  Decrease (increase) in interest receivable                                          675           (794)
  Decrease (increase) in other assets                                              (4,847)         1,717
  Increase in money orders and similar payment instruments outstanding              2,293          9,310
  Increase (decrease) in accrued expenses and other liabilities                     1,794        (18,375)
                                                                               -----------    -----------
Net cash provided by (used in) operating activities                                 4,701         (3,913)
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                      (17,099)        (4,032)
  Proceeds from maturities of securities available for sale                        17,463             81
  Proceeds from sales of securities available for sale                              4,629           --
  Purchases of securities held to maturity                                        (23,600)       (16,792)
  Proceeds from maturities of securities held to maturity                          48,788         36,499
  Net decrease (increase) in customer loans                                         4,199        (16,591)
  Proceeds from sales of premises and equipment                                       130             18
  Payments for purchases of premises and equipment                                 (1,242)        (1,605)
                                                                               -----------    -----------
Net cash provided by (used in) investing activities                                33,268         (2,422)
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                        (10,218)       (17,645)
  Net decrease in securities sold under agreements to repurchase                  (44,045)          (473)
  Net decrease in federal funds purchased                                          (2,800)        (5,300)
  Advances from the Federal Home Loan Bank                                           --            4,000
  Repayment of advances from the Federal Home Loan Bank                            (1,595)        (5,114)
  Stock options exercised                                                             141            375
  Dividends paid                                                                   (1,322)        (1,278)
                                                                               -----------    -----------
Net cash used in by financing activities                                          (59,839)       (25,435)
                                                                               -----------    -----------
Net decrease in cash and cash equivalents                                         (21,870)       (31,770)
Cash and cash equivalents at January 1                                            134,515        146,937
                                                                               -----------    -----------
Cash and cash equivalents at March 31                                            $112,645       $115,167
                                                                               ===========    ===========

Non-cash transactions during the three months ended March 31, 1994 included a transfer of securities held to maturity to securities available for sale of $13,848.


See notes to consolidated financial statements.

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands except per share data)  (Unaudited)

                                                                                  Three months ended
                                                                                       March 31
                                                                             ------------------------------
                                                                                  1995            1994
                                                                             --------------   -------------
Balance, January 1                                                                $125,052        $119,590
Net income                                                                           2,820           2,647
Cash dividends declared ($.15 per share)                                            (1,322)         (1,278)
Stock options exercised, including related tax benefits                                142             375
Unrealized appreciation (depreciation) on securities                                 1,057            (833)
                                                                             --------------   -------------
Balance, March 31                                                                 $127,749        $120,501
                                                                             ==============   =============

See notes to consolidated financial statements.

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)

1. The accounting and reporting policies of Mid-America Bancorp and its subsidiaries (the Company) conform with generally accepted accounting principles and general practices within the banking industry. The accompanying unaudited consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies footnote which appears in the Company's 1994 Annual Report and Form 10-K filed with the Securities and Exchange Commission.

2. All per share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November, 1994.

3. On January 1, 1995, the Company adopted FASB Statement
   No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by FASB No. 118, "Accounting By Creditors for Impairment of a Loan - Income Recognition and Disclosures." When adopted, applying provisions of these new accounting standards did not require an increase in the allowance for loan losses. The recorded investment in impaired loans at March 31, 1995 was approximately $3.2 million. Of these impaired loans, loans aggregating $2.5 million had a valuation allowance of $994,000.

4. The amortized cost and market value of securities available for sale are summarized as follows:

                                                              March 31, 1995           December 31, 1994
                                                         ------------------------  ------------------------
                                                          Amortized     Market      Amortized     Market
                                                            Cost         Value        Cost         Value
                                                         -----------  -----------  -----------  -----------
       U.S. Treasury and agencies                           $99,671      $98,123     $110,213     $107,039
       Corporate obligations                                 15,000       15,000        9,915        9,915
       Equity securities                                     14,752       14,752       14,528       14,528
                                                         -----------  -----------  -----------  -----------
                                                           $129,423     $127,875     $134,656     $131,482
                                                         ===========  ===========  ===========  ===========

   The book value and market value of securities held to maturity are summarized as follows:

                                                              March 31, 1995           December 31, 1994
                                                         ------------------------  ------------------------
                                                            Book        Market        Book        Market
                                                            Value        Value        Value        Value
                                                         -----------  -----------  -----------  -----------
       U.S. Treasury and agencies                          $166,944     $164,965     $189,223     $184,865
       Obligations of states and political subdivisions      11,946       11,897        7,877        7,665
       Corporate obligations                                 12,737       12,544       16,863       16,495
       Equity securities and other                              350          350          350          349
                                                         -----------  -----------  -----------  -----------
                                                           $191,977     $189,756     $214,313     $209,374
                                                         ===========  ===========  ===========  ===========

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)

5. Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                                                       March 31,   December 31,
                                                                         1995         1994
                                                                      -----------  -----------
       Balance, January 1                                                 $7,045       $6,578
       Provision for loan losses                                             102          712
       Recoveries                                                             56          248
       Loans charged off                                                    (106)        (493)
                                                                      -----------  -----------
       Balance, end of period                                             $7,097       $7,045
                                                                      ===========  ===========


6. Other operating expense consists of the following:

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                                -------------------------
                                                                                                   1995          1994
                                                                                                -----------   -----------
     Operating supplies                                                                               $537          $447
     Professional fees                                                                                 201           119
     Taxes - Bank shares, property and other                                                           355           324
     Deposit insurance                                                                                 404           401
     Other                                                                                           1,252         1,138
                                                                                                -----------   -----------
                                                                                                    $2,749        $2,429
                                                                                                ===========   ===========

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

       This item discusses the results of operations for Mid-America Bancorp and its subsidiaries for the three months ended March 31, 1995 and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred during the first three months of 1995 compared to December 31, 1994. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

A.     RESULTS   OF OPERATIONS

       Net income for the quarter ended March 31, 1995 was $2,820,000 or $0.32 per share compared to $2,647,000 or $0.30 per share for the same period last year.

       The results for the first three months of 1995 compared to the comparable period in 1994 reflected increased net interest income, as a result of higher interest rates and to a lesser extent, increases in earning assets, and an increase in other operating expenses, primarily salaries and employee benefits and equipment related expenses.

       Net interest income

       Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three months ending March 31, 1995 and 1994.

In thousands except percentages

                                                     Three Months Ended
                                                          March 31
                                                  1995                1994
                                               ----------          ----------
Total interest income                         $  22,104           $   18,310
Tax equivalent adjustment                            318                 191
Tax equivalent interest incom                     22,422              18,501
Total interest expense                            10,458               7,881
Tax equivalent net interest income            $   11,964          $   10,620
Average rate on earning assets                      8.30%               7.10%
Average rate on interest bearing
  liabilities                                       4.73%               3.66%
Net interest spread                                 3.57%               3.44%
Net interest margin, annualized                     4.43%               4.08%
Average earning assets                        $1,093,073          $1,056,502
Average interest bearing
liabilities                                   $  897,587          $  873,120


       Net interest income and net interest spread and margin have increased for the three months ended March 31, 1995 compared to the comparable period in 1994. The increases for the three month period of 1995 compared to 1994 are primarily attributed to the effect of rising interest rates. Over the last year, the Company's loan portfolio, a significant portion of which is variable rate in nature, and the short-term portion of the securities portfolio has repriced faster than interest bearing liabilities.



Provision for Loan Losses

       The allowance for loan losses is maintained at a level adequate to absorb estimated potential credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgement, deserve current recognition. The allowance for loan losses is established by changes to operating earnings and reduced by charge-offs, net of recoveries.

       An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars In thousands


                                                          Three Months Ended
                                                               March 31
                                                         1995          1994
                                                       --------      ---------
Balance at January 1                                   $  7,045      $  6,578
  Provision for loan losses                                 102           100
  Loan charge-offs, net of recoveries                       (50)          (21)
Balance March 31                                       $  7,097      $  6,657
Average loans, net of unearned income                  $695,767      $662,292
Provision for loan losses to average loans *               0.06%         0.06%
Net loan charge-offs to average loans *                    0.03%         0.01%
Allowance for loan losses to average loans                 1.02%         1.01%
Allowance for loan losses to period-end
  loans                                                    1.02%         0.99%


* Amounts annualized

       On January 1, 1995, the Company adopted FASB Statement No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by FASB No. 118, "Accounting By Creditors for Impairment of a Loan
- - Income Recognition and Disclosures." When adopted, applying provisions of these new accounting standards did not require an increase in the allowance for loan losses and was otherwise not significant. As of March 31, 1995 the amount of impaired loans was approximately $3.2 million.

       Non-interest Income and Other Operating Expenses

       The following table sets forth the major components of non-interest income and other operating expenses for the three months ending March 31, 1995 and 1994:



                                                   Three Months Ended
In thousands                                             March 31
                                                   1995        1994
                                                 -------      -------
Non-Interest Income:
  Income from trust department                   $   231      $   383
  Service charges on deposit
     accounts                                      1,110        1,042
  Money order fees                                   855          692
  Securities gains                                    25          ---
  Other                                              541          574
Total non-interest income                        $ 2,762      $ 2,691
Other Operating Expenses:
  Salaries and employee benefits                 $ 5,477      $ 5,121
  Occupancy expenses                                 740          662
  Furniture and equipment expenses                 1,242        1,072
  Operating supplies                                 537          447
  Professional fees                                  201          119
  Taxes-Bank shares, property and
    other                                            355          324
  Deposit insurance                                  404          401
  Other                                            1,252        1,138
Total other operating expenses                   $10,208      $ 9,284


       Non-interest income increased $71,000 or 2.6% for the three months ended March 31, 1995 compared to the same period in 1994.
A favorable change for the three month period is attributed to a 23% increase in money order fees related to continued expansion of the money order subsidiary's agent base. Trust department income decreased $152,000 or 40% primarily as a result of reduced stock transfer volume. The Company's stock transfer customer base has contracted and the level of special transaction volume decreased since 1994.

       Other operating expenses increased $924,000 or approximately 10% for the three month period ended March 31, 1995 compared to the same period in 1994. The most significant portion of the change is attributed to the increases in salaries and benefits and equipment related expenses. The approximate 7% increase in salaries and benefits is attributed to an increase in average full-time equivalent employees of 22, and an annual salary adjustment of approximately 7.25% that was effective at the beginning of 1995. Furniture and equipment related expenses increased $170,000 or approximately 16%. This increase relates primarily to increased depreciation and routine maintenance associated with technology equipment and money order equipment additions. Occupancy expenses increased approximately 12% and reflected additional rent associated with expanded space at the Company's main office facility and at the money order subsidiary's office location.


       Income Taxes

       The Company had income tax expense of $1,278,000 for the first quarter of 1995 compared to $1,089,000 for the same period in 1994 which yielded effective tax rates of 31.2% for 1995 and 29.1% for 1994.

B.     FINANCIAL CONDITION

       Total Assets

       Total assets decreased approximately $48 million from December 31, 1994 to March 31, 1995, while average assets increased $35,607,000 or 3.1% to $1,173,116,000 for the first quarter of 1995 compared to the last quarter of 1994. During the first three months of 1995 there were minor changes in average loans and securities, with the most significant asset increase in short-term liquid assets. Also during this period there was a shift from transaction accounts to time deposits and sweep repurchase agreements, which contributed to the overall increase in interest bearing liabilities.



       Nonperforming Loans and Assets

       Nonperforming loans, which include nonaccrual and loans past due over 90 days, totaled $6,478,000 at March 31, 1995 and $3,511,000 at December 31, 1994. Impaired loans aggregated approximately $3.2 million at March 31, 1995, including approximately $250,000 of loans not on a nonaccrual basis. Nonperforming loans represent .93% of total loans at March 31, 1995 compared to .50% at December 31, 1994. The increase in nonperforming loans relates primarily to 3 loans over 90 days past due at March 31, 1995 that are being monitored by Senior Management, which are not expected to result in losses to the Company.

       Nonperforming assets, which include nonperforming loans and other real estate owned, totaled $8,754,000 at March 31, 1995 and $5,896,000 at December 31, 1994. This represents 0.75% of total assets at March 31, 1995 compared to 0.49% at December 31, 1994.

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

       The Company's adjusted one year cumulative interest sensitivity gap was 16.89% at March 31, 1995 compared to 15.92% at December 31, 1994. The cumulative interest sensitivity gap through 90 days was 14.00% at March 31, 1995 compared to 11.70% at December 31, 1994. The asset and liability structure and related interest sensitivity position the Company favorably for a rising interest rate environment.

       The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Mid-America
Bank of Louisville and Trust Company.

D.     CAPITAL RESOURCES

       At March 31, 1995 shareholders' equity totaled $127,749,000, an increase of $2,697,000 or 2.2% since December 31, 1994.


       The Company's capital ratios exceed minimum regulatory requirements and are as follows:


                                            Company      Company       Minimum
                                            March 31,    December      Required
                                            1995         31, 1994
                                            ---------    --------      --------
Leverage Ratio                               11.01%       10.45%         3.00%
Tier I risk based capital ratio              18.21%       17.76%         4.00%
Total risk based capital ratio               19.22%       18.75%         8.00%

                               PART  II.  OTHER  INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

       3.     (ii)   By-laws

       27     Financial Data Schedule

(b)    Reports on Form 8-K

       None

                                        SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Mid-America Bancorp
                                                   (Registrant)

       Date:  May 12, 1995                       By: /s/ Steven Small
                                                 Steven Small
                                                 Executive Vice President
                                                 and Chief Financial Officer

       Date:  May 12, 1995                       By: /s/ Orson Oliver
                                                 Orson Oliver
                                                 President

                                INDEX EXHIBITS

Exhibits

  3. (ii)    By-laws

  27.        Financial Data Schedule