Form 10-Q
period 1995-06-30
MID AMERICA BANCORP/KY/
filed 1995-08-11
CIK 711083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended June 30, 1995
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No
              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
July 19, 1995:  8,816,725 shares of common stock, no par value

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

ITEM 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Corporation and subsidiaries are submitted herewith:

     Consolidated balance sheets - June 30, 1995 and December 31,
          1994
     Consolidated statements of income - three and six months ended
          June 30, 1995  and 1994
     Consolidated statements of changes in shareholders' equity -
          six months ended June 30, 1995 and 1994
     Consolidated statements of cash flows - six months ended June
          30, 1995 and 1994
     Notes to consolidated financial statements






MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                                               June 30       December 31
                                                                             -----------    -------------
                                                                                1995            1994
ASSETS                                                                       -----------    -------------
Cash and due from banks                                                         $73,766          $64,215
Federal funds sold                                                               73,000            5,300
Securities purchased under agreements to resell                                    --             65,000
Securities available for sale, amortized cost of $131,929 (1995)
  and $134,656 (1994) (Note 4)                                                  132,012          131,482
Securities held to maturity, market value of $191,753 (1995)
  and $209,374 (1994) (Note 4)                                                  190,880          214,313
Loans, net of unearned income of $27,913 (1995) and $29,642 (1994)              695,687          699,396
Allowance for loan losses (Note 5)                                                7,135            7,045
                                                                             -----------    -------------
  Loans, net                                                                    688,552          692,351
Premises and equipment                                                           19,437           19,098
Other assets                                                                     27,985           22,231
                                                                             -----------    -------------
    TOTAL ASSETS                                                             $1,205,632       $1,213,990
                                                                             ===========    =============

LIABILITIES
Deposits:
  Non-interest bearing                                                         $169,800          $96,590
  Interest bearing                                                              684,107          636,030
                                                                             -----------    -------------
    Total deposits                                                              853,907          732,620

Securities sold under agreements to repurchase                                   82,029          213,101
Federal funds purchased                                                           5,100            5,800
Advances from the Federal Home Loan Bank                                         78,294           81,504
Money orders and similar payment instruments outstanding                         45,973           47,818
Accrued expenses and other liabilities                                            9,604            8,095
                                                                             -----------    -------------
    TOTAL LIABILITIES                                                         1,074,907        1,088,938

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; issued - none                                       --               --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued and outstanding -
  8,816,725 shares (1995) and 8,803,759 shares (1994)                            24,457           24,421
Additional paid-in capital                                                       95,741           95,608
Retained earnings                                                                10,473            7,086
Net unrealized securities gains (losses) (Note 4)                                    54           (2,063)
                                                                             -----------    -------------
    TOTAL SHAREHOLDERS' EQUITY                                                  130,725          125,052
                                                                             -----------    -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,205,632       $1,213,990
                                                                             ===========    =============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended              Six months ended
                                                                        June 30                       June 30
                                                             --------------------------    --------------------------
                                                                1995           1994           1995           1994
INTEREST INCOME:                                             -----------    -----------    -----------    -----------
Interest and fees on loans                                      $17,491        $15,341        $34,478        $29,497
Interest on securities:
  U.S.Treasury and agencies                                       3,472          2,718          6,675          5,406
  States and political subdivisions                                 174             93            303            154
  Corporate and other                                               750            685          1,438          1,458
Interest on federal funds sold                                      730            333          1,393            514
Interest on securities purchased under agreements to resell         170            337            604            788
                                                             -----------    -----------    -----------    -----------
    Total interest income                                        22,787         19,507         44,891         37,817
                                                             -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest on deposits                                              7,312          5,789         14,282         11,398
Interest on federal funds purchased and
  securities sold under agreements to repurchase                  2,156          1,312          4,414          2,411
Interest on Federal Home Loan Bank advances                       1,208          1,250          2,438          2,423
                                                             -----------    -----------    -----------    -----------
    Total interest expense                                       10,676          8,351         21,134         16,232
                                                             -----------    -----------    -----------    -----------
Net interest income before provision for loan losses             12,111         11,156         23,757         21,585
Provision for loan losses (Note 5)                                  127            102            229            202
                                                             -----------    -----------    -----------    -----------
Net interest income after provision for loan losses              11,984         11,054         23,528         21,383
                                                             -----------    -----------    -----------    -----------
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME  (Cont'd)
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended              Six months ended
                                                                        June 30                       June 30
                                                             --------------------------    --------------------------
                                                                1995           1994           1995           1994
NON-INTEREST INCOME:                                         -----------    -----------    -----------    -----------
Income from trust department                                        222            295            453            678
Service charges on deposit accounts                               1,097          1,137          2,207          2,179
Money order fees                                                    923            703          1,778          1,395
Securities gains                                                    (37)          --              (12)          --
Other                                                               649            572          1,190          1,146
                                                             -----------    -----------    -----------    -----------
    Total non-interest income                                     2,854          2,707          5,616          5,398
                                                             -----------    -----------    -----------    -----------


OTHER OPERATING EXPENSES:
Salaries and employee benefits                                    5,681          5,300         11,158         10,421
Occupancy expense                                                   741            633          1,481          1,295
Furniture and equipment expenses                                  1,197          1,076          2,439          2,148
Other (Note 6)                                                    2,568          2,585          5,317          5,014
                                                             -----------    -----------    -----------    -----------
    Total other operating expenses                               10,187          9,594         20,395         18,878
                                                             -----------    -----------    -----------    -----------
Income before income taxes                                        4,651          4,167          8,749          7,903
Income tax expense                                                1,440          1,279          2,718          2,368
                                                             -----------    -----------    -----------    -----------
NET INCOME                                                       $3,211         $2,888         $6,031         $5,535
                                                             ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE (Note 2)                              $0.36          $0.32          $0.68          $0.62
                                                             ===========    ===========    ===========    ===========
Weighted Average Number of Shares Outstanding                     8,884          8,915          8,885          8,912
                                                             ===========    ===========    ===========    ===========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)  (Unaudited)

                                                                                      Six months ended
                                                                                          June 30
                                                                               --------------------------
                                                                                  1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:                                          -----------    -----------
Net income                                                                         $6,031         $5,535
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation, amortization and accretion, net                                   2,334          2,786
    Provision for loan losses                                                         229            202
    Federal Home Loan Bank stock dividend                                            (414)          (309)
    Loss on sales of securities                                                        12           --
    Deferred taxes                                                                    846            718
  Increase in interest receivable                                                    (234)          (921)
  Decrease (increase) in other assets                                              (5,472)         2,138
  Decrease in money orders and similar payment instruments outstanding             (1,845)        (9,952)
  Decrease in accrued expenses and other liabilities                                 (475)        (1,133)
                                                                               -----------    -----------
Net cash provided by (used in) operating activities                                 1,012           (936)
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                      (35,717)        (8,890)
  Proceeds from maturities of securities available for sale                        24,722          5,232
  Proceeds from sales of securities available for sale                             13,591           --
  Purchases of securities held to maturity                                        (57,121)       (22,433)
  Proceeds from maturities of securities held to maturity                          80,213         52,782
  Net decrease (increase) in customer loans                                         3,505        (24,777)
  Proceeds from sales of premises and equipment                                       291             45
  Payments for purchases of premises and equipment                                 (2,074)        (2,220)
                                                                               -----------    -----------
Net cash provided by (used in) investing activities                                27,410           (261)
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                        121,287         63,375
  Net increase (decrease) in securities sold under agreements to repurchase      (131,073)         8,162
  Net decrease in federal funds purchased                                            (700)        (9,580)
  Advances from the Federal Home Loan Bank                                           --           11,646
  Repayment of advances from the Federal Home Loan Bank                            (3,209)        (6,616)
  Stock options exercised                                                             168            377
  Dividends paid                                                                   (2,644)        (2,559)
                                                                               -----------    -----------
Net cash provided by (used in) by financing activities                            (16,171)        64,805
                                                                               -----------    -----------
Net increase in cash and cash equivalents                                          12,251         63,608
Cash and cash equivalents at January 1                                            134,515        146,937
                                                                               -----------    -----------
Cash and cash equivalents at June 30                                             $146,766       $210,545
                                                                               ===========    ===========

Non-cash transactions during the three months ended June 30, 1994 included a transfer of securities held to maturity to securities available for sale of $13,848.


See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands except per share data)  (Unaudited)

                                                                                      Six months ended
                                                                                          June 30
                                                                             ------------------------------
                                                                                  1995            1994
                                                                             --------------   -------------
Balance, January 1                                                                $125,052        $119,590
Net income                                                                           6,031           5,535
Cash dividends declared ($.15 per share)                                            (2,644)         (2,559)
Stock options exercised, including related tax benefits                                170             404
Net unrealized gains (losses) on securities available for sale, net of tax           2,116          (1,488)
                                                                             --------------   -------------
Balance, June 30                                                                  $130,725        $121,482
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

2. All per share information in the consolidated financial statements has been adjusted for the 3% stock dividend on November, 1994.

3. On January 1, 1995, the Company adopted FASB Statement
   No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by FASB No. 118, "Accounting By Creditors for Impairment of a Loan - Income Recognition and Disclosures." When adopted, applying provisions of these new accounting standards did not require an increase in the allowance for loan losses. The recorded investment in impaired loans at June 30, 1995 was approximately $3.7 million.
   Of these impaired loans, loans aggregating $2.6 million had a valuation allowance of $800,000.

4. The amortized cost and market value of securities available for sale are summarized as follows:

                                                               June 30, 1995           December 31, 1994
                                                         ------------------------  ------------------------
                                                          Amortized     Market      Amortized     Market
                                                            Cost         Value        Cost         Value
                                                         -----------  -----------  -----------  -----------
       U.S. Treasury and agencies                          $102,372     $102,455     $110,213     $107,039
       Corporate obligations                                 14,595       14,595        9,915        9,915
       Equity securities                                     14,962       14,962       14,528       14,528
                                                         -----------  -----------  -----------  -----------
                                                           $131,929     $132,012     $134,656     $131,482
                                                         ===========  ===========  ===========  ===========

   The book value and market value of securities held to maturity are summarized as follows:

                                                               June 30, 1995           December 31, 1994
                                                         ------------------------  ------------------------
                                                            Book        Market        Book        Market
                                                            Value        Value        Value        Value
                                                         -----------  -----------  -----------  -----------
       U.S. Treasury and agencies                          $163,577     $164,360     $189,223     $184,865
       Obligations of states and political subdivisions      13,826       13,964        7,877        7,665
       Corporate obligations                                 13,127       13,079       16,863       16,495
       Equity securities and other                              350          350          350          349
                                                         -----------  -----------  -----------  -----------
                                                           $190,880     $191,753     $214,313     $209,374
                                                         ===========  ===========  ===========  ===========
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)


4. Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                                                        June 30    December 31,
                                                                         1995         1994
                                                                      -----------  -----------
       Balance, January 1                                                 $7,045       $6,578
       Provision for Loan Losses                                             229          712
       Recoveries                                                            143          248
       Loans charged off                                                    (282)        (493)
                                                                      -----------  -----------
       Balance, end of period                                             $7,135       $7,045
                                                                      ===========  ===========


5. Other operating expense consists of the following:

                                                                           Three Months Ended        Six Months Ended
                                                                                June 30                   June 30
                                                                      ------------------------  ------------------------
                                                                         1995         1994         1995         1994
                                                                      -----------  -----------  -----------  -----------
     Operating supplies                                                     $494         $419       $1,031         $866
     Professional fees                                                       188          247          389          366
     Taxes - Bank shares, property and other                                 376          349          731          673
     Deposit insurance                                                       404          401          808          802
     Other                                                                 1,106        1,169        2,358        2,307
                                                                      -----------  -----------  -----------  -----------
                                                                          $2,568       $2,585       $5,317       $5,014
                                                                      ===========  ===========  ===========  ===========
/TABLE

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for Mid-America Bancorp and its subsidiaries for the three and six months ended June 30, 1995 and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Corporation that have occurred between December 31, 1994 and June 30, 1995. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I,
Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income for the quarter ended June 30, 1995 was $3,211,000 or $0.36 per share compared to $2,888,000 or $0.32 per share for the same period last year. Year to date earnings were $6,031,000 or $0.68 per share compared to $5,535,000 or $0.62 per share for the first six months of 1994.

     The results for the first six months of 1995 compared to the comparable period in 1994 reflected increased net interest income, as a result of higher interest rates and to a lesser extent, increases in earning assets, and an increase in other operating expenses, primarily salaries and benefits and equipment related expenses.

     Net interest income

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average yield on earning assets and the average rate on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and six months ending June 30, 1995 and 1994.



In thousands except percentages


                                     Three Months Ended      Six Months Ended
                                            June 30             June 30
                                          1995      1994      1995      1994
Total interest income                   $22,787    $19,507    $44,891    $37,817
Tax equivalent adjustment                   321        246        639        436
Tax equivalent interest income           23,108     19,753     45,530     38,253
Total interest expense                   10,676      8,351     21,134     16,232
Tax equivalent net interest income      $12,432    $11,402    $24,396    $22,021
Average rate on earning assets             8.59%      7.50%      8.44%      7.30%
Average rate on interest
bearing liabilities                        4.90%      3.82%      4.81%      3.74%
Net interest spread, annualized            3.69%      3.68%      3.63%      3.56%
Net interest margin, annualized            4.62%      4.33%      4.52%      4.20%
Average earning assets               $1,078,646 $1,054,058 $1,085,820 $1,055,273
Average interest bearing liabilities   $873,773   $877,583   $885,614   $875,364

     Net interest income and net interest spread and margin have increased for both the three and six month periods ended June 30, 1995 compared to the comparable periods in 1994. The increases for 1995 compared to 1994 are primarily attributed to the effect of rising interest rates. Over the last year, the Company's loan portfolio, a significant portion of which is variable rate in nature, and the short-term portion of the securities portfolio has repriced faster than interest bearing liabilities. Volume increases in earning assets also positively impacted these periods.

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

          An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars In thousands

                                                    Six Months Ended
                                                         June 30
                                                    1995      1994
Balance at January 1                              $7,045    $6,578
  Provision for loan losses                          229       202
  Net loan charge-offs, net of recoveries           (139)      (78)
Balance June 30                                   $7,135    $6,702
Average loans, net of unearned income           $695,327  $669,319
Provision for loan losses to average loans *        0.07%     0.06%
Net loan charge-offs to average loans *             0.04%     0.02%
Allowance for loan losses to average loans          1.03%     1.00%
Allowance for loan losses to period-end loans       1.03%     0.98%

* Amounts annualized

     On January 1, 1995, the Company adopted FASB Statement No, 114, "Accounting By Creditors for Impairment of a Loan," as amended by FASB No. 118, "Accounting By Creditors for Impairment of a Loan
- - Income Recognition and Disclosures." When adopted, applying provisions of these new accounting standards did not require an increase in the allowance for loan losses and was otherwise not significant. As of June 30, 1995 the amount of impaired loans was approximately $3.7 million.

     Non-interest Income and Other Operating Expenses

     The following table sets forth the major components of non-interest income and other operating expenses for the three and six months ending June 30, 1995 and 1994:

                                        Three months ende     Six months ended
In thousands                                  June 30             June 30
                                          1995      1994      1995      1994
Non-Interest Income:
  Income from trust department            $222      $295      $453      $678
  Service charges on deposit accounts    1,097     1,137     2,207     2,179
  Money order fees                         923       703     1,778     1,395
  Securities losses                        (37)        --      (12)        ---
  Other                                    649       572     1,190     1,146
Total non-interest income               $2,854    $2,707    $5,616    $5,398

Other Operating Expenses:
  Salaries and employee benefits        $5,681    $5,300   $11,158   $10,421
  Occupancy expenses                       741       633     1,481     1,295
  Furniture and equipment expenses       1,197     1,076     2,439     2,148
  Operating supplies                       494       419     1,031       866
  Professional fees                        188       247       389       366
  Taxes-Bank shares, property and oth      376       349       731       673
  Deposit insurance                        404       401       808       802
  Other                                  1,106     1,169     2,358     2,307
Total other operating expenses         $10,187    $9,594   $20,395   $18,878

     Non-interest income increased $218,000 or 4 % for the six months ended June 30, 1995 and increased $147,000 or 5.4% for the three months ended June 30, 1995 when compared to the same periods in 1994. A favorable change for the three and six months periods is attributed to continuing volume increases in the money order company subsidiary's business, which caused money order fees to increase 31% and 27%, respectively. The decrease in Trust Department income for both the three and six month periods is attributable primarily to lower stock transfer volume.

     Other operating expenses increased $1,517,000 or 8% for the six months ended June 30, 1995 and $593,000 or 6% for the three months ended June 30, 1995 when compared to the same periods in 1994. The most significant portion of the increase for both periods is related to increases in salaries and benefits which increased just over 7% for both periods. The increase in salaries is attributed to the annual salary increases that were effective at the beginning of the year which averaged 7.25%. Other factors influencing salaries and benefits were the slight decline in average full-time equivalent employees for the six-month periods and increases in health insurance costs. Furniture and equipment related expenses increased 11.2% and 13.5%, for the three and six-months ended June 30, 1995, respectively, when compared to the same periods in 1994. These increases relate primarily to increased depreciation and routine maintenance associated with technology equipment and money order equipment additions. Occupancy expenses increased approximately 17% and 14.4% for the three and six-month periods, respectively and reflected additional rent associated with expanded space at the Company's main office facility and at the money order subsidiary's office location. All other categories of other operating expenses increased 6% in the aggregate for the six-months ended June 30, 1995 compared to the same period in 1994, while they declined 1% for the comparable three-month periods.

     Income Taxes

     The Corporation had income tax expense of $1,440,000 for the second quarter of 1995 compared to $1,279,000 for the same period in 1994. The year-to-date tax expense and effective tax rate were $2,718,000 and 31.1% for 1995, respectively and $2,368,000 and
30.0% for 1994, respectively.

B.   FINANCIAL CONDITION

     Total assets were relatively unchanged at June 30, 1995 compared to December 31, 1994, while average assets increased $29,471,000 or 2.6% to $1,166,980,000 for the second quarter of
1995 compared to the last quarter of 1994. During the first six months of 1995 there were minor changes in average loans and securities, with the most significant asset increase in short-term liquid assets. This earning asset growth was supported primarily by increases in non-interest bearing sources of funds; demand deposits and money orders and similar payment instruments outstanding. During the first six months of 1995 average interest bearing liabilities increased approximately 1%, while there was a shift from transaction accounts to time deposits.

     Nonperforming Loans and Assets

     Nonperforming loans, which include nonaccrual and loans past due over 90 days, totaled $8,241,000 at June 30, 1995 and $3,511,000 at December 31, 1994. Impaired loans aggregated approximately $3.7 million at June 30, 1995, including approximately $116,000 of loans not on a nonaccrual basis. Nonperforming loans represent 1.18% of total loans at June 30, 1995 compared to .50% at December 31, 1994. Included in non-performing loans at June 30, 1995, in the past due over 90 days category, is one loan of $2.3 million, that was in the process of routine renewal at June 30, 1995 and was renewed on July 7, 1995. Management expects no losses from this loan. Excluding this loan, nonperforming loans to total loans were .85% at June 30, 1995

     Nonperforming assets, which include nonperforming loans and other real estate owned, totaled $10,127,000 at June 30, 1995 and $5,896,000 at December 31, 1994. This represents 0.84% of total assets at June 30, 1995 compared to 0.49% at December 31, 1994.

     The Company considers the level of nonperforming loans in its evaluation of the adequacy of the allowance for loan losses.

C.   LIQUIDITY AND INTEREST SENSITIVITY

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

     The Company's adjusted one year cumulative interest sensitivity gap was 20.17% at June 30, 1995 compared to 15.92% at December 31, 1994. The cumulative interest sensitivity gap through 90 days was 20.38% at June 30, 1995 compared to 11.70% at December 31, 1994. This asset and liability structure and related interest sensitivity cause the Company's assets to reprice faster than interest bearing liabilities. The early July 1995 .25% decrease in the prime interest rate will cause minor negative impact on net interest income for the remainder of 1995.

     The parent company's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Mid-America
Bank of Louisville and Trust Company.




D.   CAPITAL RESOURCES

     At June 30, 1995 shareholders' equity totaled $130,725,000, an increase of $5,673,000 or 4.5% since December 31, 1994. The increase is attributed to net income less dividends, and appreciation in the value of securities available for sale.

                                 Corporation   Corporation   Minimum
                                 June 30,      December      Required
                                 1995          31, 1994
Leverage Ratio                    10.82%            10.45%      3.00%
Tier I risk based capital ratio   17.14%            16.92%      4.00%
Total risk based capital ratio    18.08%            17.86%      8.00%



                  PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



     (a) The regular annual meeting of shareholders of Mid-America Bancorp was held on April 20, 1995.

     (b)  Proxies for the meeting were solicited pursuant to
          Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors were elected.

     (c) Three items were submitted to a vote of security holders as follows:

          (1) The shareholders approved the election of the following persons as directors of Mid-America Bancorp.

                                            For        Withheld
          Class I
               Robert P. Adelberg       7,345,742      127,794
               Stanley L. Atlas         7,381,838      121,698
               Martha Layne Collins     7,338,561      164,975
               Bruce J. Roth            7,381,839      121,697
               Bertram W. Klein         7,376,962      126,574


          (2) The shareholders approved a new Incentive Stock Option Plan covering an aggregate of 1,000,000 shares of Common Stock of the Company with 5,788,269 affirmative votes, 660,714 votes against, 75,875 abstentions, and 978,678 shares not voted by beneficial holders.

          (3) The shareholders ratified the appointment of KPMG Peat Marwick LLP as independent auditors for Mid-America Bancorp for the year ending December 31, 1995, with 7,480,117 affirmative votes, 5,444 votes against, and 17,975 abstentions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          10 (l) Material Contracts-Employment Agreement between Mid-America Bancorp and William J. Hornig

          10 (m) Material Contracts-1995 Incentive Stock Option Plan of Mid-America Bancorp

          27        Financial Data Schedule


     (b)  Reports on Form 8-K

          None


                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Mid-America Bancorp
                                     (Registrant)

Date:  August 8, 1995              By:/s/Steven Small
                                       Steven Small
                                       Executive Vice President and
                                       Chief Financial Officer

Date:  August 8, 1995              By:/s/Orson Oliver
                                       Orson Oliver
                                       President


                       INDEX TO EXHIBITS



     10 (l)    Employment Agreement between Mid-America Bancorp and
               William J. Hornig

     10 (m)    1995 Incentive Stock Option Plan of Mid-America Bancorp

     27        Financial Data Schedule