Form 10-Q
period 1995-09-30
MID AMERICA BANCORP/KY/
filed 1995-11-14
CIK 711083

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
      WASHINGTON, D.C. 20549

      FORM 10-Q

      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For quarter ended September 30, 1995
      OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File Number 1-10602

      MID-AMERICA BANCORP
      (Exact name of registrant as specified in its charter)

           KENTUCKY                             61-1012933
       (State or other jurisdiction of(I.R.S. Employer I.D. No.)
       incorporation or organization)

      500 West Broadway, Louisville, Kentucky     40202
     (Address of principal executive offices)(Zip Code)

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date.   October 26, 1995: 8,825,782  shares of common stock, no
par value




      MID-AMERICA BANCORP

      PART I.   FINANCIAL INFORMATION

      The consolidated financial statements of Mid-America Bancorp and subsidiaries submitted herewith are unaudited. However, in the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of the results for the interim periods have been made.


ITEM 1. FINANCIAL STATEMENTS

      The following consolidated financial statements of Mid-America Bancorp and subsidiaries are submitted herewith:

      Consolidated balance sheets - September 30, 1995 and December 31, 1994 Consolidated statements of income - three and nine months ended
        September 30, 1995 and 1994
      Consolidated statements of changes in shareholders' equity - nine months ended September 30, 1995 and 1994
      Consolidated statements of cash flows - nine months ended September 30, 1995 and 1994
      Notes to consolidated financial statements

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                                             September 30    December 31
                                                                             -----------    -------------
                                                                                1995            1994
ASSETS                                                                       -----------    -------------
Cash and due from banks                                                         $34,895          $64,215
Federal funds sold                                                               30,900            5,300
Securities purchased under agreements to resell                                    --             65,000
Securities available for sale, amortized cost of $128,852 (1995)
  and $134,656 (1994) (Note 4)                                                  128,922          131,482
Securities held to maturity, market value of $186,602 (1995)
  and $209,374 (1994) (Note 4)                                                  185,409          214,313
Loans, net of unearned income of $25,946 (1995) and $29,966 (1994)              719,592          699,396
Allowance for loan losses (Note 5)                                               (9,300)          (7,045)
                                                                             -----------    -------------
  Loans, net                                                                    710,292          692,351
Premises and equipment                                                           19,489           19,098
Other assets                                                                     28,895           22,231
                                                                             -----------    -------------
    TOTAL ASSETS                                                             $1,138,802       $1,213,990
                                                                             ===========    =============

LIABILITIES
Deposits:
  Non-interest bearing                                                          $97,225          $96,590
  Interest bearing                                                              640,934          636,030
                                                                             -----------    -------------
    Total deposits                                                              738,159          732,620

Securities sold under agreements to repurchase                                  135,170          213,101
Federal funds purchased                                                           4,170            5,800
Advances from the Federal Home Loan Bank                                         76,652           81,504
Money orders and similar payment instruments outstanding                         47,632           47,818
Accrued expenses and other liabilities                                            8,993            8,095
                                                                             -----------    -------------
    TOTAL LIABILITIES                                                         1,010,776        1,088,938

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                                         --               --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued and outstanding -
  8,824,722 shares (1995) and 8,803,759 shares (1994)                            24,479           24,421
Additional paid-in capital                                                       95,829           95,608
Retained earnings                                                                 7,673            7,086
Net unrealized securities gains (losses) (Note 4)                                    45           (2,063)
                                                                             -----------    -------------
    TOTAL SHAREHOLDERS' EQUITY                                                  128,026          125,052
                                                                             -----------    -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,138,802       $1,213,990
                                                                             ===========    =============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended             Nine months ended
                                                                     September 30                  September 30
                                                             --------------------------    --------------------------
                                                                1995           1994           1995           1994
INTEREST INCOME:                                             -----------    -----------    -----------    -----------
Interest and fees on loans                                      $16,966        $15,863        $51,444        $45,360
Interest on securities:
  U.S.Treasury and agencies                                       3,580          2,813         10,255          8,219
  States and political subdivisions                                 176             99            479            253
  Corporate and other                                               795            662          2,233          2,120
Interest on federal funds sold                                      560            485          1,953            999
Interest on securities purchased under agreements to resell          26            403            630          1,191
                                                             -----------    -----------    -----------    -----------
    Total interest income                                        22,103         20,325         66,994         58,142
                                                             -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest on deposits                                              7,433          5,900         21,715         17,298
Interest on federal funds purchased and
  securities sold under agreements to repurchase                  1,866          1,757          6,280          4,168
Interest on Federal Home Loan Bank advances                       1,185          1,274          3,623          3,697
                                                             -----------    -----------    -----------    -----------
    Total interest expense                                       10,484          8,931         31,618         25,163
                                                             -----------    -----------    -----------    -----------
Net interest income before provision for loan losses             11,619         11,394         35,376         32,979
Provision for loan losses (Note 5)                                5,718            150          5,947            352
                                                             -----------    -----------    -----------    -----------
Net interest income after provision for loan losses               5,901         11,244         29,429         32,627
                                                             -----------    -----------    -----------    -----------
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME  (Cont'd)
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended             Nine months ended
                                                                     September 30                  September 30
                                                             --------------------------    --------------------------
                                                                1995           1994           1995           1994
NON-INTEREST INCOME:                                         -----------    -----------    -----------    -----------
Income from trust department                                        242            353            695          1,031
Service charges on deposit accounts                               1,135          1,186          3,342          3,365
Money order fees                                                    912            707          2,690          2,102
Securities losses                                                   (18)          --              (30)          --
Other                                                               665            583          1,855          1,729
                                                             -----------    -----------    -----------    -----------
    Total non-interest income                                     2,936          2,829          8,552          8,227
                                                             -----------    -----------    -----------    -----------


OTHER OPERATING EXPENSES:
Salaries and employee benefits                                    5,730          5,349         16,888         15,770
Occupancy expense                                                   801            688          2,282          1,983
Furniture and equipment expenses                                  1,257          1,078          3,696          3,226
Other (Note 6)                                                    3,472          2,509          8,789          7,523
                                                             -----------    -----------    -----------    -----------
    Total other operating expenses                               11,260          9,624         31,655         28,502
                                                             -----------    -----------    -----------    -----------
Income (loss) before income taxes                                (2,423)         4,449          6,326         12,352
Income tax expense (benefit)                                       (947)         1,371          1,771          3,739
                                                             -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                               ($1,476)        $3,078         $4,555         $8,613
                                                             ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE (Note 2)                      ($0.17)         $0.35          $0.51          $0.97
                                                             ===========    ===========    ===========    ===========
Weighted Average Number of Shares Outstanding                     8,927          8,897          8,924          8,907
                                                             ===========    ===========    ===========    ===========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)  (Unaudited)

                                                                                      Nine months ended
                                                                                        September 30
                                                                               --------------------------
                                                                                  1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:                                          -----------    -----------
Net income                                                                         $4,555         $8,613
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, amortization and accretion, net                                   3,590          4,115
    Provision for loan losses                                                       5,947            352
    Federal Home Loan Bank stock dividend                                            (642)          (493)
    Loss on sales of securities                                                        30           --
    Deferred taxes                                                                    930            785
  Increase in interest receivable                                                    (975)          (828)
  Decrease (increase) in other assets                                              (5,615)         3,028
  Decrease in money orders and similar payment instruments outstanding               (186)       (12,445)
  Increase (decrease) in other liabilities                                         (1,158)         3,733
                                                                               -----------    -----------
Net cash provided by operating activities                                           6,476          6,860
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                      (43,837)       (23,944)
  Proceeds from maturities of securities available for sale                        35,866         10,423
  Proceeds from sales of securities available for sale                             13,591           --
  Purchases of securities held to maturity                                        (82,140)       (30,899)
  Proceeds from maturities of securities held to maturity                          97,275         59,706
  Proceeds from sales of securities held to maturity                               12,982           --
  Increase in customer loans                                                      (23,687)       (33,161)
  Proceeds from sales of premises and equipment                                       242             57
  Payments for purchases of premises and equipment                                 (2,916)        (3,012)
                                                                               -----------    -----------
Net cash provided by (used in) investing activities                                 7,376        (20,830)
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                               5,539        (26,945)
  Net decrease in securities sold under agreements to repurchase                  (77,931)       (17,255)
  Net decrease in federal funds purchased                                          (1,630)        (9,575)
  Advances from the Federal Home Loan Bank                                           --           11,646
  Repayment of advances from the Federal Home Loan Bank                            (4,852)        (8,676)
  Stock options exercised                                                             270            380
  Dividends paid                                                                   (3,968)        (3,841)
                                                                               -----------    -----------
Net cash used in financing activities                                             (82,572)       (54,266)
                                                                               -----------    -----------
Net decrease in cash and cash equivalents                                         (68,720)       (68,236)
Cash and cash equivalents at January 1                                            134,515        146,937
                                                                               -----------    -----------
Cash and cash equivalents at September 30                                         $65,795        $78,701
                                                                               ===========    ===========

Non-cash transactions during the nine months ended September 30, 1994 included a transfer of securities held to maturity to securities available for sale of $13,848.

See notes to consolidated financial statements.

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands except per share data)  (Unaudited)

                                                                                      Nine months ended
                                                                                        September 30
                                                                             ------------------------------
                                                                                  1995            1994
                                                                             --------------   -------------
Balance, January 1                                                                $125,052        $119,590
Net income                                                                           4,555           8,613
Cash dividends declared ($.45 per share)                                            (3,968)         (3,841)
Stock options exercised, including related tax benefits                                279             407
Net unrealized gains (losses) on securities available for sale, net of tax           2,108          (1,577)
                                                                             --------------   -------------
Balance, September 30                                                             $128,026        $123,192
                                                                             ==============   =============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

3. On January 1, 1995, the Company adopted FASB Statement
   No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by FASB No. 118, "Accounting By Creditors for Impairment of a Loan - Income Recognition and Disclosures." When adopted, applying provisions of these new accounting standards did not require an increase in the allowance for loan losses. The recorded investment in impaired loans at September 30, 1995 was approximately $15 million. Of these impaired loans, loans aggregating $7.5 million had a valuation allowance of $2.1 million.

4. The amortized cost and market value of securities available for sale are summarized as follows:

                                                              September 30, 1995     December 31, 1994
                                                         ----------------------  ------------------------
                                                         Amortized     Market     Amortized     Market
                                                            Cost       Value        Cost         Value
                                                         ----------  ----------  -----------  -----------
       U.S. Treasury and agencies                          $99,702     $99,772     $110,213     $107,039
       Corporate obligations                                13,960      13,960        9,915        9,915
       Equity securities                                    15,190      15,190       14,528       14,528
                                                         ----------  ----------  -----------  -----------
                                                          $128,852    $128,922     $134,656     $131,482
                                                         ==========  ==========  ===========  ===========

   The book value and market value of securities held to maturity are summarized as follows:

                                                              September 30, 1995     December 31, 1994
                                                         ----------------------  ------------------------
                                                            Book       Market       Book        Market
                                                           Value       Value        Value        Value
                                                         ----------  ----------  -----------  -----------
       U.S. Treasury and agencies                         $163,176    $164,196     $189,223     $184,865
       Obligations of states and political subdivisions     10,863      11,060        7,877        7,665
       Corporate obligations                                11,020      10,995       16,863       16,495
       Equity securities and other                             350         351          350          349
                                                         ----------  ----------  -----------  -----------
                                                          $185,409    $186,602     $214,313     $209,374
                                                         ==========  ==========  ===========  ===========
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)


5. Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                                         September 30,           December 31,
                                                            1995                    1994
                                                         ----------              -----------
       Balance, January 1                                   $7,045                   $6,578
       Provision for Loan Losses                             5,947                      712
       Recoveries                                              189                      248
       Loans charged off                                    (3,881)                    (493)
                                                         ----------              -----------
       Balance, end of period                               $9,300                   $7,045
                                                         ==========              ===========


6. Other operating expense consists of the following:

                                                                          Three Months Ended       Nine Months Ended
                                                                          September 30             September 30
                                                                     -----------------------  ------------------------
                                                                        1995        1994         1995         1994
                                                                     ----------  -----------  -----------  -----------
     Operating supplies                                                   $434         $338       $1,465       $1,204
     Legal and professional fees                                           778          261        1,167          627
     Taxes - Bank shares, property and other                               286          379        1,017        1,052
     Deposit insurance                                                     (44)         420          764        1,222
     Other                                                               2,018        1,111        4,376        3,418
                                                                     ----------  -----------  -----------  -----------
                                                                        $3,472       $2,509       $8,789       $7,523
                                                                     ==========  ===========  ===========  ===========

7. Financial Instruments - Interest Rate Swap Contracts
    The Company, in part, manages its exposure to market risk by using interest rate swap contracts to modify the existing interest rate characteristics of its floating rate loan portfolio. The notional amount of the intere rate swap contracts represents only an agreed-upon amount on which calculations of interest payments to be exchanged are based, and is significantly greater than the amount at risk. Credit risk is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. Although the Company is exposed to credit-related losses in the event of non- performance by the counterparty, based on management's assessment, as of September 30, 1995, the counterparty was expected to meet its obligations. In addition, the Company deals exclusively with counterparties with high credit ratings, enters into bilateral collateral arrangements and arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default.

    At September 30, 1995, the Company had entered into an interest rate swap contract with a notional amount totaling $44 million. Under this contract, the Company receives or pays the difference between the floating prime rate and the fixed rate stated in the contract through the year 2000. At September 30, 1995, the floating prime rate to be paid by the Company was 8.75% and the fixed rate to be received by the Company was 9.03%. Net receipts or payments under the contract are recognized as adjustments to interest income. At September 30, 1995, the positive fair value of the interest rate swap contract, determined through market quotes, was approximately $550,000.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This item discusses the results of operations for Mid-America Bancorp and its subsidiaries for the three and nine months ended September 30, 1995 and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred between December 31, 1994 and September 30, 1995. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I,
Item 1 of this report.


A.    RESULTS OF OPERATIONS

      The Company had a net loss for the quarter ended September 30, 1995 of $1,476,000 or ($0.17) per share compared to net income of $3,078,000 or $0.35 per share for the same period last year. Year to date earnings were $4,555,000 or $0.51 per share compared to $8,613,000 or $0.97 per share for the first nine months of 1994.

      The operating results for the third quarter and nine month period ended September 30, 1995 reflect a significant provision for loan losses of $5.7 million primarily related to non-performing loans to a Louisville-based real estate development firm. During the third quarter, management classified these loans, aggregating $14.8 million, as impaired and non-accrual and adjusted the carrying value of these loans to fair value through a combination of charge-offs and an increase in the allowance for loan losses.

      Net interest income

      Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average yield on earning assets and the average rate on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and nine months ending September 30, 1995 and 1994.


In thousands except percentages

                                            Three Months Ended         Nine Months Ended
                                                    September 30          September 30
                                               1995       1994       1995       1994
Total interest income                          $22,103    $20,325    $66,994    $58,142
Tax equivalent adjustment                          320        239        958        676
Tax equivalent interest income                  22,423     20,564     67,952     58,818
Total interest expense                          10,484      8,931     31,618     25,163
Tax equivalent net interest income             $11,939    $11,633    $36,334    $33,655
Average rate on earning assets                    8.33%      7.60%      8.40%      7.40%
Average rate on interest bearing liabilities      4.86%      4.01%      4.83%      3.83%
Net interest spread, annualized                   3.47%      3.59%      3.57%      3.57%
Net interest margin, annualized                   4.43%      4.30%      4.49%      4.24%
Average earning assets                      $1,068,554 $1,065,967 $1,080,001 $1,058,877
Average interest bearing liabilities          $855,413   $884,648   $875,437   $878,492


Net interest income and net interest margin have increased for both the three and nine months ended September 30, 1995 compared to the comparable periods in 1994. The increases for 1995 compared to 1994 are primarily attributed to the effect of higher interest rates. Over the last year, the Company's loan portfolio, a significant portion of which is variable rate in nature, and the short-term portion of the securities portfolio has repriced faster than interest bearing liabilities. Volume increases in earning assets also positively impacted the nine month period.

      Allowance for Loan Losses and Provision for Loan Losses

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

                During the third quarter of 1995 the Company recorded a provision for loan losses of $5.7 million attributed primarily to losses associated with loans totaling approximately $14.8 million to a Louisville-based real estate development firm, that were classified by management as impaired and non-accrual and adjusted to fair value based on appraisals of the underlying collateral. As of September 30, 1995, charge-offs related to these loans aggregated approximately $2.9 million, and the allowance for loan losses related to the remaining amount of these impaired loans of $11.9 million, was approximately $1.9 million

      An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars In thousands

                                                          Nine Months Ended
                                                               September 30
                                                       1995     1994
Balance at January 1                                   $7,045   $6,578
  Provision for loan losses                             5,947      352
  Net loan charge-offs, net of recoveries              (3,692)    (208)
Balance September 30                                   $9,300   $6,722
Average loans, net of unearned income                $698,948 $672,580
Provision for loan losses to average loans               0.85%    0.05%
Allowance for loan losses to average loans               1.33%    1.00%
Allowance for loan losses to period-end loans            1.29%    0.97%

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

      Non-interest Income and Other Operating Expenses

      The following table sets forth the major components of non-interest income and other operating expenses for the three and nine months ending September 30, 1995 and 1994:

                                 Three months ended  Nine months ended
In thousands                         September 30      September 30
                                     1995     1994     1995     1994
Non-Interest Income:
  Income from trust department         $242     $353     $695   $1,031
  Service charges on deposit accoun   1,135    1,186    3,342    3,365
  Money order fees                      912      707    2,690    2,102
  Securities losses                     (18)     ---      (30)     ---
  Other                                 665      583    1,855    1,729
Total non-interest income            $2,936   $2,829   $8,552   $8,227

Other Operating Expenses:
  Salaries and employee benefits     $5,730   $5,349  $16,888  $15,770
  Occupancy expenses                    801      688    2,282    1,983
  Furniture and equipment expenses    1,257    1,078    3,696    3,226
  Operating supplies                    434      338    1,465    1,204
  Legal and professional fees           779      261    1,167      627
  Taxes-Bank shares, property and o     286      379    1,017    1,052
  Deposit insurance                     (44)     420      764    1,222
  Other                               2,017    1,111    4,376    3,418
Total other operating expenses      $11,260   $9,624  $31,655  $28,502

      Non-interest income increased $325,000 or 4% for the nine months ended September 30, 1995 and increased $107,000 or 4% for the three months ended September 30, 1995 when compared to the same periods in 1994. A favorable change for the three and nine month periods is attributed to continuing volume increases in the money order company subsidiary's business, which caused money order fees to increase 29% and 28%, respectively. The decrease in Trust Department income is attributed to lower volume in the stock transfer function and the absence of non-recurring special project fees in 1995.

      Other operating expenses increased $1.6 million and $3.2 million for the three and nine month period ended September 30, 1995, respectively, compared to the same periods in 1994. The most significant portion of the increase for both periods is related to increases in salaries and benefits which increased just over 7% for both periods. The increase in salaries is attributed to the annual salary increases that were effective at the beginning of the year and
an increase in average full-time equivalent employees.   Another factor
influencing the increase in salaries and benefits was an increase in health insurance costs. Furniture and equipment related expenses increased 17% and 15%, for the three and nine-months ended September 30, 1995, respectively, when compared to the same periods in 1994. These increases relate primarily to increased depreciation and routine maintenance associated with improved technology equipment and money order equipment additions. Occupancy expenses increased approximately 16% and 15% for the three and nine-month periods, respectively and reflected additional rent associated with expanded space at the Company's main office facility and at the money order subsidiary's office location. Legal and professional fees which increased approximately $500,000 for the three and nine months ended September 30, 1995, when compared to the same periods in 1994, reflect increased legal costs associated with the non-performing loan situation previously discussed. Deposit insurance costs declined for both the three and nine months ended September 30, 1995, compared to the same periods in 1994, as a result of the $450,000 refund of FDIC insurance premiums associated with the reduction in deposit insurance rates. Other expenses which increased approximately $900,000 for the quarter and $950,000 for the nine months ended September 30, 1995, compared to the same periods in 1994, include increased advertising costs associated with media campaigns for products and corporate identity, losses associated with collection of money order fees of approximately $150,000 and approximately $500,000 of expenses related to estimated probable losses on certain legal matters.

      Income Taxes

      The Corporation had an income tax benefit of $947,000 for the third quarter of 1995 compared to income tax expense of $1,371,000 for the same period in 1994. The year-to-date tax expense and effective tax rate were $1,771,000 and 28.0% for 1995, respectively and $3,739,000 and 30.3% for 1994, respectively. The lower effective tax rate in 1995 is attributed to tax exempt income sources being a larger proportion of the reduced level of income before taxes.

B.    FINANCIAL CONDITION

      Total assets decreased $75 million from December 31, 1994 to September 30, 1995, while average assets increased $15,143,000 or 1.3% to $1,152,652,000 for the third quarter of 1995 compared to the last quarter of 1994. During the first nine months of 1995 average assets increased approximately $27
million compared to the comparable period in 1994.   The increase in assets is
related to increases in the commercial loan portfolio. The earning asset increase was primarily supported by increases in non-interest bearing sources of funds (money orders and similar payment instruments outstanding). During the first nine months of 1995, average interest bearing deposits increased approximately 1%, while there was a shift from transaction accounts to time deposits.

      Nonperforming Loans and Assets

      Nonperforming loans, which include nonaccrual and loans past due over 90 days, totaled $21,110,000 at September 30, 1995 and $3,511,000 at December 31, 1994. Impaired loans aggregated approximately $15,020,000 million at September 30, 1995, including approximately $114,000 of loans not on a nonaccrual basis. Nonperforming loans represent 2.93% of total loans at September 30, 1995 compared to .50% at December 31, 1994. Included in non-performing loans at September 30, 1995, in the past due over 90 days category, is one loan of $5.3 million, that was in the process of renewal at September 30, 1995 and was renewed on October 31, 1995. Management expects no losses from this loan. Included in impaired loans is $7.5 million of impaired loans for which the related allowance for loan losses is $2.1 million, and $7.5 of impaired loans for which there is no allowance for loan losses. The previously mentioned problem loans to a Louisville-based real estate development firm which have been valued based on appraisals of the underlying collateral, are included in impaired loans and total approximately $11.9 million.

      Nonperforming assets, which include nonperforming loans and other real estate owned, totaled $22,575,000 at September 30, 1995 and $5,896,000 at December 31, 1994. This represents 1.98% of total assets at September 30, 1995 compared to 0.49% at December 31, 1994.

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

      The Company's adjusted one year cumulative interest sensitivity gap was 13.94% at September 30, 1995 compared to 15.92% at December 31, 1994. The cumulative interest sensitivity gap through 90 days was 14.66% at September 30, 1995 compared to 11.70% at December 31, 1994. This asset and liability structure and related interest sensitivity cause the Company's assets to reprice faster than interest bearing liabilities. During the third quarter of 1995, the Company entered into an interest rate swap contract to reduce its exposure to a decline in interest rates. At September 30, 1995, the Company had interest rate swap contracts with a notional amount of $44 million, which entitled the Company to receive a fixed interest rate of 9.03% and pay a floating rate equal to the prime rate for a term of five years.

      The parent company's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Mid-America Bank of Louisville and Trust Company.

D.    CAPITAL RESOURCES

      At September 30, 1995, shareholders' equity totaled $128,026,000, an increase of $2,974,000 since December 31, 1994. The increase is attributed to net income less dividends, and appreciation in the value of securities available for sale.

                                    Corporation    Corporation    Minimum
                                    September      December       Required
                                     30, 1995       31, 1994
Leverage Ratio                          11.22%        10.45%        3.00%
Tier I risk based capital ratio         15.59%        16.92%        4.00%
Total risk based capital ratio          16.72%        17.86%        8.00%

      PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Exhibits

           10 (n) Material Contracts-Employment Agreement between Mid-America Bancorp and R. K. Guillaume

           27   Financial Data Schedule


      (b) Reports on Form 8-K: In a report on Form 8-K dated September 18, 1995, the Company reported, under Item 5 of that form, an increase in non-performing loans and related losses.



                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Mid-America Bancorp
                                        (Registrant)

Date:  November 14, 1995        By: /s/ Steven Small
                                      Steven Small
                                      Executive Vice President and
                                      Chief Financial Officer

Date:  November 14, 1995        By: /s/Orson Oliver
                                      Orson Oliver
                                      President



INDEX TO EXHIBITS



      10 (n)Employment Agreement between Mid-America Bancorp and R. K.
            Guillaume

      27   Financial Data Schedule