Form 10-K
period 1995-12-31
MID AMERICA BANCORP/KY/
filed 1996-03-29
CIK 711083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM lO-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995
                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to ____________

     Commission File Number       1-10602

______________________MID-AMERICA BANCORP____________________

(Exact name of registrant as specified in its charter)

         Kentucky                            61-1012933
(State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)

      500 West Broadway
    Louisville, Kentucky                        40202
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


Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [x]


The aggregate market value of the voting stock held by non-affiliates (shareholders other than directors, executive officers and principal shareholders) of the registrant as of February 16, 1996 was approximately $118,477,000.

The number of shares outstanding of the registrant's common stock as of February 16, 1996 was 9,098,895.


               DOCUMENTS INCORPORATED BY REFERENCE


Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1996 are incorporated by reference into Part III.

                        TABLE OF CONTENTS


PART I

Item No.                                                Page
     1.  BUSINESS . . . . . . . . . . . . . . . . . . .   3
     2.  PROPERTIES . . . . . . . . . . . . . . . . . .  13
     3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . .  13
     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS  . . . . . . . . . . . . . . . . . . .  13
         EXECUTIVE OFFICERS OF REGISTRANT . . . . . . .  13

PART II

     5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS  . . . . . . .  17
     6.  SELECTED FINANCIAL DATA  . . . . . . . . . . .  17
     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  17
     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. .  17
     9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . .  17

PART III

    10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT . . . . . . . . . . . . . . . . . .  18
    11.  EXECUTIVE COMPENSATION . . . . . . . . . . . .  18
    12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT. . . . . . . . . . . . .  18
    13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  18

PART IV

    14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K. . . . . . . . . . . . . .  19


         SIGNATURES . . . . . . . . . . . . . . . . . .  20

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

The Company's banking subsidiary, Mid-America Bank of Louisville and Trust Company (the "Bank"), represents the Company's primary subsidiary. The Bank was established as a Kentucky banking corporation on October 14, 1925, under the name "Morris Plan Industrial Bank." On July 2, 1946 the Bank's name was changed to "Bank of Louisville." The Bank merged with "Royal Bank and Trust Company" in 1963 under the name Bank of Louisville-Royal Bank and Trust Co. The Bank's name was changed to Bank of Louisville and Trust Company on March 26, 1980. The present name of the Bank was adopted on March 25, 1983, when the Bank became a wholly-owned subsidiary of the Company.

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

The Company also operates a number of other subsidiaries, including Mid-America Bank, FSB, a federal savings bank ("Savings Bank"), which was organized and chartered during 1993. The Savings Bank is located in Pewee Valley and LaGrange, Kentucky in Oldham County, and competes on the local level with other commercial banks and financial institutions in Oldham County, Kentucky for all types of deposits and loans. Another subsidiary, Mid-America Money Order Company, is engaged in the issuance and sale throughout the United States of retail money orders and similar consumer-type payment instruments having a face value of not more than $2,000. As of December 31, 1995, Mid-America Money Order Company was licensed to issue money orders in all 50 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

Competition

Competition for banking and related financial services is active in Jefferson County, Kentucky and other geographic areas served by the Company's subsidiaries. The Company's subsidiaries compete with other financial institutions including savings and loan associations, finance companies, mortgage banking companies, credit unions, insurance companies, brokerage firms, mutual funds, and other commercial banks. In addition, large regional banks continue to increase competition in the Company's trade territories through the acquisition of local financial institutions, the establishment of loan production offices and the solicitation of customers for credit cards and related services. At present, both price and product range are critically important in maintaining and expanding financial relationships.

On December 31, 1995, the Bank ranked fifth among banks and trust companies in the City of Louisville and in Jefferson County, Kentucky, in terms of total assets and in terms of total deposits. On December 31, 1995 there were eleven commercial banks and trust companies in Jefferson County, including the Bank.

Employees

As of December 31, 1995, the Company and subsidiaries employed 601 persons on a full-time basis and 111 on a part-time basis.

Government Policies

As a financial institution holding company, the earnings of the Company are affected by state and federal laws and by policies of various federal and state regulatory agencies. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Federal Reserve Board, United States fiscal policy, and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

Supervision And Regulation

The Company is a registered bank holding company under the BHC Act, and is subject to supervision, regulation and examination by the Federal Reserve Board. Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. Notwithstanding this prohibition, a bank holding company may engage in or own shares of a company that engages solely in activities which the Federal Reserve Board has determined to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

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

The Savings Bank is subject to regulation and supervision, of which regular examinations are a part, by the OTS. The FDIC currently insures the deposits of the Savings Bank to a maximum of $100,000 per depositor.

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

In 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") was signed into law. When fully phased in, the Act will remove state law barriers to interstate bank acquisitions and will permit the consolidation of interstate banking operations. Under the Act, effective September 29, 1995, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to Community Reinvestment Act compliance, compliance with federal and state antitrust laws and deposit concentration limits, and subject to any state laws restricting the acquisition of a bank that has not been in existence for a minimum time period (up to five years). Effective September 29, 1995, the Act also permits any bank that is controlled by a bank holding company to act as agent for any affiliated financial institution in deposit and loan transactions, regardless of whether the institutions are located in the same or different states. The Act's interstate branching provisions will become operative on June 1, 1997, although any state can, prior to that time, adopt legislation to accelerate interstate branching or prohibit it completely. The Act's interstate branching provisions will permit banks to merge across state lines and, if state laws permit de novo branching, to establish a new branch as its initial entry into a state.

The following tables set forth selected statistical information with respect to the Company and should be read in conjunction with the Company's consolidated financial statements.



DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

     The schedule captioned "Average Balances and Yields/Rates Tax Equivalent Basis" included on page 20 of the Company's annual report to shareholders for the year ended December 31, 1995, which is incorporated herein by reference, shows, for each major category of interest earning asset and interest bearing liability, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 1995. The schedule also shows the average rate earned on all interest earning assets and the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin (net interest income divided by total average interest earning assets) for each of the years in the three-year period ended December 31, 1995. Nonaccrual loans outstanding were included in calculating the rate earned on loans. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 35%.

     The changes in interest income and interest expense resulting from changes in volume and changes in rates for the years ended December 31, 1995 and 1994 are shown in the schedule captioned "Interest Income and Interest Expense Volume and Rate Changes for the Years 1995 and 1994 Tax Equivalent Basis" included on page 21 of the Company's annual report to shareholders for the year ended December 31, 1995, which is incorporated herein by reference.

SECURITIES PORTFOLIO
BOOK VALUE                                             December 31
(In Thousands)
                                            1995       1994       1993
Securities Available for Sale
U.S. Treasury and U.S. government agencies..$237,294   $107,039   $109,202
States and political subdivisions...........  11,301
Corporate obligations.......................  28,107      9,915
Equity securities ..........................  15,672     14,528

                                            $292,374   $131,482   $109,202
                                                       December 31

                                            1995       1994       1993
Securities Held to Maturity
U.S. Treasury and U.S. government agencies.. $69,226   $189,223   $174,395
States and political subdivisions...........              7,877      2,956
Corporate obligations.......................     100     16,863     33,557
Equity securities and other.................                350     14,188

                                             $69,326   $214,313   $225,096

SECURITIES
MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 1995

(Dollars In Thousands)           Within          After One But       After Five But          After
                                One Year       Within Five Years   Within Ten Years       Ten Years
Securities Available for sale
                     Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
U.S. Treasury and U.S.
  government agencies  $38,857      5.71% $169,055      6.24%  $20,580      6.57%   $8,802      6.39%
States and political
  subdivisions             258     11.54%    1,990      6.99%    1,120      7.98%    7,933      8.37%
Corporate obligations    6,919      5.60%    4,098      6.14%    7,020      5.95%   10,070      5.95%
Equity securities         --        --        --        --        --        --      15,672      6.87%

                       $46,034      5.72% $175,143      6.25%  $28,720      6.47%  $42,477      6.83%

                                 Within          After One But       After Five But          After
                                One Year       Within Five Years    Within Ten Years       Ten Years
Securities Held to Maturity
                      Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
U.S. Treasury and U.S.
  government agencies  $56,188      6.04%  $13,038      6.71%   --        --        --        --
Corporate obligations      100      6.00%   --        --        --        --        --        --

                       $56,288      6.04%  $13,038      6.71%   ---       --        ---       --


The calculation of the weighted average yield is based on the average tax equivalent yield, weighted by the respective costs of the securities.
The weighted average yields on states and political subdivisions securities are computed on a tax equivalent basis using a marginal federal tax rate of 35%.

LOAN PORTFOLIO
(In Thousands)
                                                                        December 31
                                                      1995      1994      1993      1992      1991

Commercial and financial                            $345,167  $299,375  $254,374  $223,426  $175,182
Real estate - construction and development            61,398    61,083    59,581    52,214    42,770
Real estate - mortgage                               284,074   291,198   296,870   262,362   217,449
Consumer                                              57,926    47,740    46,743    45,265    57,972

                                                    $748,565  $699,396  $657,568  $583,267  $493,373

The loan portfolio includes domestic loans only as the Company has no foreign loans. The Company has no other category of loans whose concentration exceeds 10% of total loans.

SELECTED LOAN MATURITIES AND
SENSITIVITY TO INTEREST RATES
DECEMBER 31, 1995
(In Thousands)

                                          Loan Maturities

                                                     After One
                                           Within    But Within   After
                                          One Year   Five Years Five Years  Total

Commercial and financial                  $102,123    $91,338   $151,706  $345,167
Real estate - construction and development  32,966     20,993      7,439    61,398
Real estate - mortgage                     106,310     48,917    128,847   284,074
Consumer                                    42,665     13,302      1,959    57,926

                                          $284,064   $174,550   $289,951  $748,565


Predetermined rates                        $56,857   $110,601   $199,988  $367,446
Floating rates                             227,207     63,949     89,963   381,119

                                          $284,064   $174,550   $289,951  $748,565

For amortizing loans, scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in the within one year category.

NON-PERFORMING LOANS

Information with respect to the Company's non-performing loans is included in the section captioned "Non-Performing and Restructured Assets" and footnote D to the consolidated financial statements included on pages 14 and 34, respectively, of the Company's annual report to shareholders for the year ended December 31, 1995, which is incorporated herein by reference.


SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

                                                  1995       1994       1993       1992       1991
Balance, beginning of year....................    $7,045     $6,578     $6,020     $5,523     $5,220
Charge-offs:
  Commercial and financial....................       569        115         48         88        107
  Real estate - construction and development..     2,888         28                              639
  Real estate - mortgage......................       305        139        262        134        294
  Consumer....................................       283        211        266        282        347

    Total charge-offs.........................     4,045        493        576        504      1,387

Recoveries:
  Commercial and financial....................        44         10          7          8        159
  Real estate - construction and development..                             462                     4
  Real estate - mortgage......................        61        125         99        197        608
  Consumer....................................       166        113        176        146        194

    Total recoveries..........................       271        248        744        351        965

Net charge-offs (recoveries)..................     3,774        245       (168)       153        422

Provision for loan losses.....................     6,047        712        390        650        725

Balance, end of year..........................    $9,318     $7,045     $6,578     $6,020     $5,523

Average loans, net of unearned income.........  $707,898   $679,100   $615,070   $534,525   $479,667

Net charge-offs (recoveries)
  to average loans, net of unearned income....      0.53%      0.04%   (0.03%)       0.03%      0.09%

The allowance for loan losses is maintained at a level sufficient to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition.
 The allowance for loan losses is increased by charges to operating earnings and reduced by charge-offs, net of recoveries. See "Provision for Loan Losses and Allowance for Loan Losses" included on pages 9 and 10 of the Company's annual report to shareholders for the year ended December 31, 1995, incorporated herein by reference, for a discussion of factors affecting loan loss experience during 1995.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars In Thousands)

                             1995                  1994                  1993                  1992                  1991

                                 % Of                  % Of                  % Of                  % Of                  % Of
                    Allocation Loans In   Allocation Loans In   Allocation Loans In   Allocation Loans In   Allocation Loans In
                       Of        Each        Of        Each        Of        Each        Of        Each        Of        Each
                    Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category
                    For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total
                     Losses      Loans     Losses      Loans     Losses      Loans     Losses      Loans     Losses      Loans
Commercial and
 financial..........  $5,022      46.11%    $3,651      42.80%    $3,614      38.68%    $2,598      38.31%    $2,680      35.51%
Real estate -
 construction
 and development....   2,932       8.20%     1,773       8.73%     1,235       9.06%       424       8.95%       450       8.67%
Real estate -
 mortgage...........     437      37.95%       445      41.64%       378      45.15%     1,515      44.98%     1,085      44.07%
Consumer............     927       7.74%     1,176       6.83%     1,351       7.11%     1,483       7.76%     1,308      11.75%

                      $9,318     100.00%    $7,045     100.00%    $6,578     100.00%    $6,020     100.00%    $5,523     100.00%


MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 AND OVER
DECEMBER 31, 1995
(In Thousands)
                                          Certificate
                                          Of Deposits  Other      Total
Three months or less......................  $9,293     $2,873    $12,166
Over three through six months.............   4,081      ----       4,081
Over six through twelve months............  13,756      ----      13,756
Over twelve months........................  37,323      ----      37,323

                                           $64,453     $2,873    $67,326

RETURN ON EQUITY AND ASSETS

Selected ratios for the years 1995, 1994 and 1993 are included on page 2 of the Company's annual report to shareholders for the year ended December 31, 1995 and are incorporated herein by reference.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
REPURCHASE
(Dollars In Thousands)

Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions. Included in repurchase agreements are balances of several institutional customers which are subject to substantial fluctuations, with reductions occurring in the normal course of business after year end. The detail of these short-term borrowings for the years 1995, 1994 and 1993 follows:
(Dollars In Thousands)

                                                1995       1994       1993
 Federal funds purchased:
  Balance at year end.....................  $3,050     $5,800    $12,500
  Average during the year.................   3,730      5,574      7,962
  Maximum amount outstanding at any month    5,100     11,325     13,100
  Weighted average rate during the year...    5.93%      3.79%      2.95%
  Weighted average rate on December 31....    5.99%      5.99%      3.02%

                                                1995       1994       1993

 Securities sold under agreements to repurchase:
  Balance at year end.....................$227,166   $213,101   $183,288
  Average during the year................. 148,758    149,465     94,772
  Maximum amount outstanding at any month  227,166    213,101    183,288
  Weighted average rate during the year...    5.51%      3.97%      2.76%
  Weighted average rate on December 31....    5.40%      5.77%      3.20%



ITEM 2. PROPERTIES

The Bank maintains a main office, warehouse, operations center and 28 branches in Jefferson County, Kentucky. The Bank owns 17 branch offices, leases 9 branch offices, its operations center and the main office, and owns the buildings but leases the land with regard to 2 branches. The Bank also operates 40 automatic teller machines, at various locations in its traditional customer base of Jefferson County, Kentucky. The Savings Bank owns its main office facility, leases the land for its branch location and operates one automatic teller machine in Oldham County, Kentucky. See footnote
F to the consolidated financial statements on page 35 of the Company's annual report to shareholders for the year ended December 31, 1995, which is incorporated herein by reference, for additional information on premises, equipment and lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

The information contained in footnote N to the Company's consolidated financial statements included on page 40 of the Company's annual report to shareholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF REGISTRANT.

Listed below are the names and ages as of December 31, 1995, of the Company's executive officers, positions held, and the year from which held. The Company's executive officers are elected annually by the Board of Directors and each, except Bertram W. Klein, Paul
E. Henry, Donald R. LaMar, David C. Meece, Marlyn Y. Smith, and Thomas L. Weber, is employed pursuant to an employment agreement.

                                                       Year From
Name                  Age       Position Held          Which Held

Bertram W. Klein       65     Chairman of the Board,      1985
                              and member of the Executive
                              Committee

R. K. Guillaume        52     Chief Executive Officer,    1995
                              Director and member of
                              Executive Committee

Orson Oliver           52     President, Director and     1985
                              member of the Executive
                              Committee



Paul E. Henry          60     Executive Vice President     1989
                              and member of the Executive
                              Committee

William J. Hornig      46     Executive Vice President     1995
                              and member of the Executive
                              Committee

David N. Klein         39     Executive Vice President     1991
                              and member of the Executive
                              Committee

Richard B. Klein       37     Executive Vice President     1991
                              and member of the Executive
                              Committee

Donald R. LaMar        45     Executive Vice President,    1995
                              member of Executive Committee
                              and President of Mid-America
                              Money Order Company

David C. Meece         42     Executive Vice President     1995
                              and member of Executive
                              Committee

Gail W. Pohn           57     Executive Vice President     1993
                              and member of the Executive
                              Committee

Robert H. Sachs        56     Executive Vice President,    1993
                              General Counsel, and member
                              of the Executive Committee

Steven A. Small        42     Executive Vice President,    1993
                              Chief Financial Officer
                              and member of the Executive
                              Committee

Marlyn Y. Smith        59     Executive Vice President     1995
                              and member of Executive
                              Committee

Thomas L. Weber        63     Executive Vice President     1984
                              and member of the Executive
                              Committee

Mr. Guillaume joined the Company and the Company's subsidiary bank in October 1995. From 1993 to September 1995, Mr. Guillaume was a Director and the President of Liberty National Bank and Trust Company of Louisville and Liberty National Bancorp, Inc. (now Bank One, Kentucky). Prior to 1993, he was Executive Vice President of these entities.

Mr. Hornig joined the Company and the Company's subsidiary bank in April 1995 as Executive Vice President - Human Resources. From October 1992 to March 1995, Mr. Hornig was Senior Vice President - Human Resources of First Colonial Bank Shares Corporation, a non-affiliate of the Company. Prior to 1992, Mr. Hornig was Director of Human Resources for Arthur J. Gallagher & Company.

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

Mr. LaMar joined the Company's bank subsidiary in 1985. He was elected to his current position in 1995. From 1987 to 1994 he was Senior Vice President, Operations Support.

Mr. Meece joined the Company's subsidiary bank in 1985. He was elected to his current position in 1995. From 1992 to 1994 he was Senior Vice President, Advanced Systems Development. Prior to 1992, Mr. Meece was Vice President, Information System Support Services.


Mrs. Smith joined the Company's subsidiary bank in 1965. She was elected to her current position in 1995. From 1987 to 1994 she was Senior Vice President, Loan Services.

All other executive officers have served the Company or the Bank in the executive officer capacities identified above for more than five years.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   SECURITY HOLDER MATTERS

The information captioned "Market for Mid-America Bancorp's Stock and Related Security Holder Matters" included on page 24 of the Company's annual report to shareholders for the year ended
December 31, 1995, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information captioned "Summary of Financial Data" included on page 22 of the Company's annual report to shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 9 through 21 of the Company's annual report to shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and report of independent auditors included on pages 26 through 44 in the Company's annual report to shareholders for the year ended
December 31, 1995 are incorporated herein by reference:

     Independent Auditors' Report
     Consolidated balance sheets - December 31, 1995 and 1994
     Consolidated statements of income -
          years ended December 31 1995, 1994, and 1993
     Consolidated statements of changes in shareholders' equity -
          years ended December 31, 1995, 1994 and 1993
     Consolidated statements of cash flows -
          years ended December 31, 1995, 1994 and 1993
     Notes to consolidated financial statements

The information captioned "Quarterly Financial Data" included on page 23 of the Company's annual report to shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None



                             PART III



Item 10.  Directors and Executive Officers of Registrant.

     The information appearing under the heading "EXECUTIVE OFFICERS OF REGISTRANT" appearing in Part I of this Form 10-K and the information appearing under the headings "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Shareholders are incorporated herein by reference.

Item 11.  Executive Compensation.

     The information appearing under the heading "EXECUTIVE COMPENSATION" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information appearing under the headings "PRINCIPAL
SHAREHOLDERS" and "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information appearing under the headings "CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.


                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

          a-l  Financial Statements
          See Part II, Item 8 for a listing of all financial statements and report of independent auditors which is incorporated herein by reference.

          a-2  Financial Statement Schedules
               All schedules normally required by Form lO-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

          a-3  Exhibits

               The exhibits filed as part of this report on Form
               10-K are listed on the Exhibit Index appearing on pages 23 and 24 of this annual report on Form 10-K, which are incorporated herein by reference.

          b    Reports on Form 8-K

                    None

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      MID-AMERICA BANCORP


March 18, 1996        BY:  /s/ Bertram W. Klein
                           Bertram W. Klein
                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Bertram W. Klein           Chairman of the Board     March 18, 1996
Bertram W. Klein

/s/ Rick K. Guillaume          Chief Executive Officer   March 18, 1996
Rick K. Guillaume              and Director

/s/ Orson Oliver               President and Director     March 18, 1996
Orson Oliver

/s/ Steven A. Small            Executive Vice           March 18, 1996
Steven A. Small                President & Chief
                               Financial Officer

                               Director                 March 18, 1996
Leslie D. Aberson

/s/ Robert P. Adelberg         Director                 March 18, 1996
Robert P. Adelberg

                               Director                 March 18, 1996
Stanley L. Atlas

/s/ William C. Ballard, Jr.    Director                 March 18, 1996
William C. Ballard, Jr.

/s/ Martha Layne Collins       Director                 March 18, 1996
Martha Layne Collins

/s/ Peggy Ann Markstein        Director                 March 18, 1996
Peggy Ann Markstein

/s/ Donald G. McClinton        Director                March 18, 1996
Donald G. McClinton

/s/ Jerome J. Pakenham         Director                 March 18, 1996
Jerome J. Pakenham

/s/ John S. Palmore            Director                 March 18, 1996
John S. Palmore

/s/ Woodford R. Porter, Sr.    Director                 March 18, 1996
Woodford R. Porter, Sr.

/s/ Benjamin K. Richmond       Director                 March 18, 1996
Benjamin K. Richmond

/s/ Bruce J. Roth              Director                 March 18, 1996
Bruce J. Roth

/s/ Raymond L. Sales           Director                 March 18, 1996
Raymond L. Sales

/s/ Thomas E. Sandefur, Jr.    Director                 March 18, 1996
Thomas E. Sandefur, Jr.

/s/ Henry C. Wagner            Director                   March 18, 1996
Henry C. Wagner



                          INDEX TO EXHIBITS


     3(a) Articles of Restatement of Articles of Incorporation of Mid-America Bancorp filed with the Secretary of State of Kentucky on May 4, 1989; as amended by Articles of Amendment filed with the Secretary of State of Kentucky on April 19, 1993 and March 13, 1995 are incorporated by reference to Exhibit 3
          (a) to the Company's annual report on Form 10-K for the year ended December 31, 1994.

      (b) By-Laws of Mid-America Bancorp.

       4. Amended and Restated Articles of Incorporation and By-Laws. See Exhibits 3 (a) and 3 (b).
      10. Material Contracts

  10. (a) Mid-America Bancorp Non-Employee Directors
          Deferred Compensation Plan. Exhibit 10(a) to the Company's annual report on Form 10-K for the year ended December 31, 1994 is incorporated by reference herein.(*)

  10. (b) Employment Agreement between the Company and Orson Oliver dated, November 8, 1995. (*)

  10. (c) Employment Agreement between the Company and
          R. K. Guillaume dated October 2, 1995 is incorporated by reference herein to Exhibit
          10 (n) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995. (*)

  10. (d) Employment Agreement between the Company and David N. Klein effective, November 8,1995.(*)

  10. (e) Employment Agreement between the Company and Richard B. Klein effective, November 8, 1995.(*)

  10. (f) Employment Agreement between the Company and Robert Sachs effective, March 1, 1996.(*)

  10. (g) Employment Agreement between the Company and Gail Pohn effective, March 1, 1996.(*)

  10. (h) Employment Agreement between the Company and Steven Small effective, March 1, 1996.(*)

  10. (i) Agreement and General Release between the
          Company and Stanley L. Atlas dated,
          October 26, 1993.  Exhibit 10 (h) to the
          Company's annual report on Form 10-K for the year ended December 31, 1993 is incorporated by reference herein.(*)

  10. (j) Amended and Restated Mid-America Bancorp
          Incentive Stock Option Plan is incorporated
          herein by reference to Post-Effective   Amendment
          Number 1 to Form S-8 Registration  Statement No.
          2-92270.(*)

  10. (k) Mid-America Bancorp 1991 Incentive Stock Option
          Plan. Exhibit 28 to Registration Statement No.
          33-42989 is incorporated by reference herein.(*)

  10. (l) Mid-America Bancorp Incentive Compensation Plan.
          Exhibit 10(d) to the Company's annual report on Form 10-K for the year ended December 31, 1990 is incorporated by reference herein.(*)

  10. (m) Employment Agreement between the Company and
          William J. Hornig dated April 1, 1995, is incorporated by reference herein to Exhibit 10 (l)to the Company's quarterly report on
          Form 10-Q for the quarter ended June 30, 1995. (*)

  10. (n) 1995 Incentive Stock Option plan of Mid-America Bancorp, is incorporated by reference herein to
          Exhibit 10 (m) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995. (*)

      * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 of this report.

      11. Statement re Computation of per share earnings.

      13. Selected portions of the annual report to shareholders for the year ended December 31, 1995.

      21. Subsidiaries of the Company.

      23. Consent of independent auditors.

      27. Financial Data Schedule.

      99. Additional Exhibits

          Form 11-K