Form 10-Q
period 1996-03-31
MID AMERICA BANCORP/KY/
filed 1996-05-14
CIK 711083

UNITED   STATES
              SECURITIES   AND  EXCHANGE  COMMISSION
                    WASHINGTON,   D.C.  20549

                            FORM 10-Q

   (X) QUARTERLY   REPORT   UNDER  SECTION  13 OR 15 (d) OF THE
              SECURITIES   EXCHANGE   ACT  OF  1934

                    For quarterly period ended March 31, 1996
                                OR

  ( ) TRANSITION   REPORT   PURSUANT   TO  SECTION  13 OR 15(d)
           OF THE SECURITIES   EXCHANGE   ACT  OF  1934

                  Commission File Number 1-10602

                      MID-AMERICA   BANCORP
                 (Exact name of registrant as specified in its charter)

          KENTUCKY                     61-1012933
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
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

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No
              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
April 30, 1996: 9,117,127 shares of common stock, no par value

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                                              March 31       December 31
                                                                             -----------    -------------
                                                                                1996            1995
ASSETS                                                                       -----------    -------------
Cash and due from banks                                                         $37,629          $50,962
Federal funds sold                                                               32,500           38,200
Securities purchased under agreements to resell                                 140,000           75,000
Securities available for sale, amortized cost of $285,883 (1996)
  and $287,470 (1995) (Note 3)                                                  285,664          292,374
Securities held to maturity, market value of $16,914 (1996)
  and $69,766 (1995) (Note 3)                                                    16,643           69,326
Loans, net of unearned income of $20,827 (1996) and $23,304 (1995)              758,771          748,565
Allowance for loan losses (Note 4)                                               (9,320)          (9,318)
                                                                             -----------    -------------
  Loans, net                                                                    749,451          739,247
Premises and equipment                                                           21,191           20,265
Other assets                                                                     25,197           28,613
                                                                             -----------    -------------
    TOTAL ASSETS                                                             $1,308,275       $1,313,987
                                                                             ===========    =============

LIABILITIES
Deposits:
  Non-interest bearing                                                         $102,308         $132,931
  Interest bearing                                                              653,118          652,026
                                                                             -----------    -------------
    Total deposits                                                              755,426          784,957

Securities sold under agreements to repurchase                                  273,789          227,166
Federal funds purchased                                                           4,300            3,050
Advances from the Federal Home Loan Bank                                         74,106           75,109
Money orders and similar payment instruments outstanding                         52,960           79,409
Accrued expenses and other liabilities                                           14,765           11,346
                                                                             -----------    -------------
    TOTAL LIABILITIES                                                         1,175,346        1,181,037

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                                         --               --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued and outstanding -
  9,116,817 shares (1996) and 9,091,642 shares (1995)                            25,288           25,218
Additional paid-in capital                                                      100,278           99,991
Retained earnings                                                                 7,505            4,554
Net unrealized securities gains (losses) (Note 3)                                  (142)           3,187
                                                                             -----------    -------------
    TOTAL SHAREHOLDERS' EQUITY                                                  132,929          132,950
                                                                             -----------    -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,308,275       $1,313,987
                                                                             ===========    =============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended
                                                                       March 31
                                                             --------------------------
                                                                1996           1995
INTEREST INCOME:                                             -----------    -----------
Interest and fees on loans                                      $17,915        $16,987
Interest on securities:
  U.S.Treasury and agencies                                       3,319          3,203
  States and political subdivisions                                 208            129
  Corporate and other                                             1,071            688
Interest on federal funds sold                                      446            663
Interest on securities purchased under agreements to resell       1,600            434
                                                             -----------    -----------
    Total interest income                                        24,559         22,104
                                                             -----------    -----------

INTEREST EXPENSE:
Interest on deposits                                              7,475          6,970
Interest on federal funds purchased and
  securities sold under agreements to repurchase                  3,112          2,258
Interest on Federal Home Loan Bank advances                       1,141          1,230
                                                             -----------    -----------
    Total interest expense                                       11,728         10,458
                                                             -----------    -----------
Net interest income before provision for loan losses             12,831         11,646
Provision for loan losses (Note 4)                                ---              102
                                                             -----------    -----------
Net interest income after provision for loan losses              12,831         11,544
                                                             -----------    -----------
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME  (Cont'd)
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended
                                                                       March 31
                                                             --------------------------
                                                                1996           1995
NON-INTEREST INCOME:                                         -----------    -----------
Income from trust department                                        268            231
Service charges on deposit accounts                               1,076          1,110
Money order fees                                                    956            855
Securities gains                                                  1,168             25
Other                                                               753            541
                                                             -----------    -----------
    Total non-interest income                                     4,221          2,762
                                                             -----------    -----------


OTHER OPERATING EXPENSES:
Salaries and employee benefits                                    6,219          5,477
Occupancy expense                                                   756            740
Furniture and equipment expenses                                  1,220          1,242
Other (Note 5)                                                    2,489          2,749
                                                             -----------    -----------
    Total other operating expenses                               10,684         10,208
                                                             -----------    -----------
Income before income taxes                                        6,368          4,098
Income tax expense                                                2,051          1,278
                                                             -----------    -----------
NET INCOME                                                       $4,317         $2,820
                                                             ===========    ===========

NET INCOME PER COMMON SHARE (Note 2)                              $0.47          $0.31
                                                             ===========    ===========
Weighted Average Number of Shares Outstanding                     9,216          9,131
                                                             ===========    ===========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands except per share data)  (Unaudited)

                                                                                     Three months ended
                                                                                          March 31
                                                                             ------------------------------
                                                                                  1996            1995
                                                                             --------------   -------------
Balance, January 1                                                                $132,950        $125,052
Net income                                                                           4,317           2,820
Cash dividends declared ($.15 per share)                                            (1,365)         (1,322)
Stock options exercised, including related tax benefits                                356             142
Net unrealized gains (losses) on securities available for sale, net of tax          (3,329)          1,057
                                                                             --------------   -------------
Balance, March 31                                                                 $132,929        $127,749
                                                                             ==============   =============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)  (Unaudited)

                                                                                     Three months ended
                                                                                          March 31
                                                                               --------------------------
                                                                                  1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                          -----------    -----------
Net income                                                                         $4,317         $2,820
 Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation, amortization and accretion, net                                     800          1,251
    Provision for loan losses                                                        ---             102
    Federal Home Loan Bank stock dividend                                            (233)          (204)
    Loss on sales of securities                                                    (1,168)           (25)
    Deferred taxes                                                                    (91)           638
  Increase in interest receivable                                                     122            675
  Decrease (increase) in other assets                                               3,288         (4,847)
  Increase (decrease) in money orders and similar payment
    instruments outstanding                                                       (26,449)         2,293
  Increase in other liabilities                                                     1,803          1,794
                                                                               -----------    -----------
Net cash provided by (used in) operating activities                               (17,611)         4,497
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                      (44,517)       (16,895)
  Proceeds from maturities of securities available for sale                        22,184         17,463
  Proceeds from sales of securities available for sale                             28,786          4,629
  Purchases of securities held to maturity                                         (1,013)       (23,600)
  Proceeds from maturities of securities held to maturity                          53,725         48,788
  Decrease (increase) in customer loans                                           (10,204)         4,199
  Proceeds from sales of premises and equipment                                        82            130
  Payments for purchases of premises and equipment                                 (1,777)        (1,242)
                                                                               -----------    -----------
Net cash provided by investing activities                                          47,266         33,472
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                        (29,531)       (10,218)
  Net increase (decrease) in securities sold under agreements to repurchase        46,623        (44,045)
  Net increase (decrease) in federal funds purchased                                1,250         (2,800)
  Repayment of advances from the Federal Home Loan Bank                            (1,003)        (1,595)
  Stock options exercised                                                             338            141
  Dividends paid                                                                   (1,365)        (1,322)
                                                                               -----------    -----------
Net cash provided by (used in) financing activities                                16,312        (59,839)
                                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents                               45,967        (21,870)
Cash and cash equivalents at January 1                                            164,162        134,515
                                                                               -----------    -----------
Cash and cash equivalents at March 31                                            $210,129       $112,645
                                                                               ===========    ===========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The accounting and reporting policies of Mid-America Bancorp and its subsidiaries (the Company) conform with generally accepted accounting principles and general practices within the banking industry. The accompanying unaudited consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies footnote which appears in the Company's 1995 Annual Report and Form 10-K filed with the Securities and Exchange Commission.

2. Appropriate share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1995.

3. The amortized cost and market value of securities available for sale are summarized as follows:

                                                                March 31, 1996       December 31, 1995
                                                         ----------------------  ------------------------
                                                         Amortized     Market     Amortized     Market
                                                            Cost       Value        Cost         Value
                                                         ----------  ----------  -----------  -----------
       U.S. Treasury and agencies                         $228,049    $227,818     $232,934     $237,294
       Obligations of states and political subdivisions     18,585      18,573       10,841       11,301
       Corporate obligations                                23,595      23,619       28,023       28,107
       Equity securities                                    15,654      15,654       15,672       15,672
                                                         ----------  ----------  -----------  -----------
                                                          $285,883    $285,664     $287,470     $292,374
                                                         ==========  ==========  ===========  ===========

   The book value and market value of securities held to maturity are summarized as follows:

                                                                March 31, 1996       December 31, 1995
                                                         ----------------------  ------------------------
                                                            Book       Market       Book        Market
                                                           Value       Value        Value        Value
                                                         ----------  ----------  -----------  -----------
       U.S. Treasury and agencies                          $16,543     $16,814      $69,226      $69,665
       Corporate obligations                                   100         100          100          101
                                                         ----------  ----------  -----------  -----------
                                                           $16,643     $16,914      $69,326      $69,766
                                                         ==========  ==========  ===========  ===========
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)


4. Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                                         March 31,               December 31,
                                                            1996                    1995
                                                         ----------              -----------
       Balance, January 1                                   $9,318                   $7,045
       Provision for Loan Losses                              ---                     6,047
       Recoveries                                               74                      271
       Loans charged-off                                       (72)                  (4,045)
                                                         ----------              -----------
       Balance, end of period                               $9,320                   $9,318
                                                         ==========              ===========


5. Other operating expense consists of the following:

                                                                                                   Three Months Ended
                                                                                                       March 31
                                                                                              ------------------------
                                                                                                 1996         1995
                                                                                              -----------  -----------
     Operating supplies                                                                             $359         $537
     Legal and professional fees                                                                     239          201
     Taxes - Bank shares, property and other                                                         364          355
     Deposit insurance                                                                                 3          404
     Other                                                                                         1,524        1,252
                                                                                              -----------  -----------
                                                                                                  $2,489       $2,749
                                                                                              ===========  ===========
/TABLE

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

ITEM 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Mid-America Bancorp and subsidiaries are submitted herewith:

     Consolidated balance sheets - March 31, 1996 and December 31, 1995 Consolidated statements of income - three months ended March 31, 1996 and 1995
     Consolidated statements of changes in shareholders' equity - three months ended March 31, 1996 and 1995
     Consolidated statements of cash flows - three months ended March 31, 1996 and 1995
     Notes to consolidated financial statements

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for Mid-America Bancorp and its subsidiaries for the three months ended March 31, 1996, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred during the first three months of 1996 compared to December 31, 1995. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I,
Item 1 of this report.

A.   RESULTS   OF OPERATIONS

     Net income for the quarter ended March 31, 1996 was $4,317,000 or $0.47 per share compared to $2,820,000 or $0.31 per share for the same period last
year.   Net income for the quarter ended March 31, 1996, when compared to the same period in 1995, increased 53.1%. Excluding the effect of securities gains, net income for the quarter ended March 31, 1996, increased 26.9% compared to the first quarter last year.

     The results for the first three months of 1996 compared to the comparable period in 1995 reflected the following:

          *Increased net interest income, as a result of increases in earning assets *Securities gains of $1,168,000, with an after tax impact of $759,000
          *An increase in non-interest income, excluding securities gains
          *A decrease in other operating expenses, excluding salaries and benefits *An increase in salaries and benefits

     Net interest income

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three months ending March 31, 1996 and 1995.

In thousands except percentages

                                                Three Months Ended
                                                     March 31
                                                 1996        1995
Total interest income                            $24,558     $22,104
Tax equivalent adjustment                            336         318
Tax equivalent interest income                    24,894      22,422
Total interest expense                            11,728      10,458
Tax equivalent net interest income               $13,166     $11,964
Average rate on earning assets                      8.26%       8.27%
Average rate on interest bearing liabilities        4.84%       4.73%
Net interest spread, annualized                     3.42%       3.54%
Net interest margin, annualized                     4.37%       4.41%
Average earning assets                        $1,212,346  $1,093,073
Average interest bearing liabilities            $972,635    $897,587



     Net interest income increased $1.2 million or approximately 10% for the three months ended March 31, 1996, compared to the first quarter in 1995. This increase results primarily from an 11% increase in average earning assets. The net interest spread and net interest margin both declined during the first quarter of 1996 compared to the first quarter in 1995. The average rate on earning assets was relatively unchanged as the repricing of lower yielding securities offset the impact of declining short-term rates on the variable rate portion of the loan portfolio. The costs of interest bearing deposits increased as lower rate maturing certificates of deposit repriced at higher rates.


Provision for Loan Losses

     The allowance for loan losses is maintained at a level adequate to absorb estimated potential credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. Based on this process, the allowance for loan losses was considered adequate and no provision for loan losses was considered necessary for the three months ended March 31, 1996. See "Non-Performing Loans and Assets". The allowance for loan losses is established by charges to operating earnings and reduced by charge-offs, net of recoveries.

          An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars In thousands

                                                Three Months Ended
                                                     March 31
                                                   1996      1995
Balance at January 1                               $9,318    $7,045
  Provision for loan losses                           --        102
  Net loan charge-offs, net of recoveries               2       (50)
Balance March 31                                   $9,320    $7,097
Average loans, net of unearned income            $752,833  $695,767
Provision for loan losses to average loans           0.00%     0.01%
Allowance for loan losses to average loans           1.24%     1.02%
Allowance for loan losses to period-end loans        1.23%     1.02%

     Non-interest Income and Other Operating Expenses

     The following table sets forth the major components of non-interest income and other operating expenses for the three months ending March 31, 1996 and 1995:

                                        Three months ended
In thousands                                 March 31
                                           1996      1995

Non-Interest Income:
  Income from trust department               $268      $231
  Service charges on deposit accounts       1,076     1,110
  Money order fees                            956       855
  Securities losses                         1,168        25
  Other                                       753       541
Total non-interest income                  $4,221    $2,762

Other Operating Expenses:
  Salaries and employee benefits           $6,219    $5,477
  Occupancy expenses                          756       740
  Furniture and equipment expenses          1,220     1,242
  Operating supplies                          359       537
  Legal and professional fees                 239       201
  Taxes-Bank shares, property and other       364       355
  Deposit insurance                            53       404
  Other                                     1,474     1,252
Total other operating expenses            $10,684   $10,208



     In the first quarter of 1996 non-interest income increased $1,459,000 over the comparable period in 1995. Excluding securities gains in both periods, non-interest income increased $316,000 or 11.5%. In the first quarter of 1996 the Company sold $28.8 million of callable agency securities and realized a gain of $1,168,000. The proceeds from the sales were reinvested in longer term municipal and agency securities in connection with the Company's ongoing asset/liability management process. Money order fees, Trust Department revenues and other non-interest income sources provided for the remaining increase in non-interest income. Money order fees increased $101,000 or 11.8% which corresponds to the larger agent base and increased volume of items issued. The $37,000 increase in Trust Department revenue related to a 27% increase in personal and corporate trust revenue, while stock transfer revenue leveled-off from a period of decline. Other non-interest income increased $212,000 primarily as a result of higher bank card merchant fees, ($54,000) interchange fees from the Company's new debit card product ($27,000) and a gain on disposition of a branch location ($81,000).

     In December 1995, the Company's money order company subsidiary (MOC) was notified that Western Union Financial Services, Inc., would exercise its contractual option to purchase from MOC that part of the money order business under a Program Agreement entered into between the parties in 1992. Under that Agreement, many Western Union outlets signed up with MOC as "Program Agents" to sell MOC money orders under the Western Union Label. The purchase of this business by Western Union involves approximately one-third of MOC's agent base and volume. However, the Company does not expect the profit level of MOC to decline in the same proportion as the lost volume because this portion of the agent base accounts for the lowest margin business in the MOC portfolio and the sale will result in some cost reductions. The purchase price for this business is based on a contractual formula for the average items sold during the 12 month period preceding the closing of the sale, plus the remaining book value of the equipment used by the Program Agents. The sale is expected to close in the third quarter of 1996, at which time the Company expects to realize a pre-tax gain of approximately $1.6 million.

     Other operating expenses increased $476,000 or 4.7% during the first quarter of 1996 compared to the prior year. The most significant portion of other operating expenses, salaries and benefits, increased 13.5%, while the aggregate of all other components of other operating expenses declined 5.6%. Salaries increased $467,000 or 10% primarily from an increase of 12 full-time equivalent employees during the period, including a new chief executive officer and several senior commercial and real estate lending officers in the fourth quarter of 1995. Salary merit increases which averaged 4%, were effective for non-officer employees on February 15, 1996 and effective for officers on April 15, 1996. Employee benefits increased primarily as a result of higher pension ($145,000) and health insurance ($92,000) costs. Other categories of other operating expenses that fluctuated significantly between the first quarter of 1996 and 1995, include operating supplies, which declined $178,000 and FDIC deposit insurance that declined from $404,000 to $3,000 due to the change in deposit insurance rates. Other than a $60,000 increase in advertising expenses, there were no significant changes in other components of the other category of other operating expenses.

     Income Taxes

     The Company had income tax expense of $2,051,000 for the first quarter of 1996 compared to $1,278,000 for the same period in 1995 which yielded effective tax rates of 32.2% for 1996 and 31.2% for 1995.

B.   FINANCIAL CONDITION

     Total Assets

     Total assets decreased approximately $6 million from December 31, 1995 to March 31, 1996, while average assets increased $95,153,000 or 8% to $1,289,174,000 for the first quarter of 1996 compared to the last quarter of 1995. During the first three months of 1996 average loans increased approximately $18 million or 2.5%, with the most significant asset increase in short-term liquid assets. The asset increases were funded from the increase in repurchase agreements of approximately $87 million.

     Nonperforming Loans and Assets

     A summary of non-performing loans and assets follows:

Dollars in thousands              March 31, 1996    December 31, 1995

Loans accounted for on a non-
  accrual basis                        $14,066           $14,301
Loans contractually past due
  ninety days or more as to
  interest or principal payments         1,817               842
                                      ---------         ---------
Total non-performing loans              15,883            15,143
Other real estate held for sale            816             1,085
                                      ---------         ---------
Total non-performing assets            $16,699           $16,228
                                      =========         =========

Non-performing loans to total loans       2.09%             2.02%
Non-performing assets to total assets     1.28%             1.24%
Allowance for loan losses to non-
  performing loans                       58.68%            61.53%


     Loans classified as impaired at March 31, 1996 aggregated $14,066,000 and included all non-accrual loans. At December 31, 1995, impaired loans aggregated $14,328,000.


     Subsequent to the end of the quarter, on April 4, 1996, the Company obtained from bankruptcy court, title to properties related to $11.9 million of non-performing and impaired loans at March 31, 1996, and is proceeding with
its plans to liquidate these properties.   As of April 30, 1996, the aggregate
carrying value of these properties and other properties acquired from the bankruptcy court was approximately $15.2 million. As of April 30, 1996, the Company has contracts with independent third parties to sell certain of these properties, which should reduce the carrying value of the properties by approximately 15%. These properties had previously been adjusted to fair value based on recent appraisals, and current contracts support appraised values.

     Subsequent to transferring these loans to other real estate, the Company's non-performing loans were reduced to $3,949,000 or .52% of loans and impaired loans were reduced to $2,132,000. Due to the bankruptcy settlement discussed above, total non-performing assets, subsequent to the transfer increased to $19,968,000. Management expects no material losses to arise from these loans and other real estate.

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

     The Company's adjusted one year cumulative interest sensitivity gap was (2.51%) at March 31, 1996 compared to 6.76% at December 31, 1995. The cumulative interest sensitivity gap through 90 days was 4.38% at March 31, 1996 compared to 10.97% at December 31, 1995. Interest rate swap contracts with notional amounts aggregating $150 million, with a remaining weighted average life of 3.9 years, that pay the floating prime rate for the right to receive a weighted average fixed of 8.56%, have been utilized to supplement on-balance sheet strategies to reduce the Company's sensitivity to interest rate changes. At March 31, 1996 and December 31, 1995, the aggregate fair value of interest rate swap contracts was approximately ($1,964,000) and $2,444,000, respectively.

     The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Mid-America Bank of Louisville and Trust Company.

D.   CAPITAL   RESOURCES

     At March 31, 1996 shareholders' equity totaled $132,929,000, a decrease of $21,000 since December 31, 1995. Since December 31, 1995, the Company's available for sale securities portfolio had unrealized losses, net of taxes, that reduced shareholders' equity $3,329,000.

     The Company's capital ratios exceed minimum regulatory requirements and are as follows:


                            Company    Company    Minimum
                            March      December   Required
                            31, 1996   31, 1995

Leverage Ratio                 10.16%     9.86%     3.00%

Tier I risk based capital      14.56%    14.90%     4.00%
ratio

Total risk based capital       15.58%    15.97%     8.00%
ratio



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


                                        Mid-America Bancorp
                                         (Registrant)

Date:  May 10, 1996                     By: /s/ Steven Small
                                        Steven Small
                                        Executive Vice President and
                                        Chief Financial Officer

Date:  May 10, 1996                     By: /s/ Orson Oliver
                                        Orson Oliver
                                        President


INDEX EXHIBITS


Exhibits

     27 Financial Data Schedule