Form 10-Q
period 1996-06-30
MID AMERICA BANCORP/KY/
filed 1996-08-14
CIK 711083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended June 30, 1996
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

              APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the
number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   July 31, 1996:
9,129,235 shares of common stock, no par value

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

ITEM 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are submitted herewith:

 Consolidated balance sheets - June 30, 1996 and December 31, 1995 Consolidated statements of income - three and six months ended
    June 30, 1996 and 1995
 Consolidated statements of changes in shareholders' equity - six months ended June 30, 1996 and 1995
 Consolidated statements of cash flows - six months ended June  30,
    1996 and 1995
 Notes to consolidated financial statements

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                                               June 30       December 31
                                                                             -----------    -------------
                                                                                1996            1995
ASSETS                                                                       -----------    -------------
Cash and due from banks                                                         $36,364          $50,962
Federal funds sold                                                              104,000           38,200
Securities purchased under agreements to resell                                 100,000           75,000
Securities available for sale, amortized cost of $310,275 (1996)
  and $287,470 (1995) (Note 3)                                                  308,172          292,374
Securities held to maturity, market value of $16,802 (1996)
  and $69,766 (1995) (Note 3)                                                    16,632           69,326
Loans, net of unearned income of $18,539 (1996) and $23,304 (1995)              766,912          748,565
Allowance for loan losses (Note 4)                                               (9,396)          (9,318)
                                                                             -----------    -------------
  Loans, net                                                                    757,516          739,247
Premises and equipment                                                           21,223           20,265
Other assets                                                                     43,356           28,613
                                                                             -----------    -------------
    TOTAL ASSETS                                                             $1,387,263       $1,313,987
                                                                             ===========    =============

LIABILITIES
Deposits:
  Non-interest bearing                                                         $242,529         $132,931
  Interest bearing                                                              667,839          652,026
                                                                             -----------    -------------
    Total deposits                                                              910,368          784,957

Securities sold under agreements to repurchase                                  198,153          227,166
Federal funds purchased                                                           4,300            3,050
Advances from the Federal Home Loan Bank                                         72,585           75,109
Money orders and similar payment instruments outstanding                         57,701           79,409
Accrued expenses and other liabilities                                           10,144           11,346
                                                                             -----------    -------------
    TOTAL LIABILITIES                                                         1,253,251        1,181,037

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                                         --               --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued and outstanding -
  9,128,690 shares (1996) and 9,091,642 shares (1995)                            25,321           25,218
Additional paid-in capital                                                      100,397           99,991
Retained earnings                                                                 9,661            4,554
Net unrealized securities gains (losses) (Note 3)                                (1,367)           3,187
                                                                             -----------    -------------
    TOTAL SHAREHOLDERS' EQUITY                                                  134,012          132,950
                                                                             -----------    -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,387,263       $1,313,987
                                                                             ===========    =============

See notes to consolidated financial statements.

/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended              Six months ended
                                                                        June 30                       June 30
                                                             --------------------------    --------------------------
                                                                1996           1995           1996           1995
INTEREST INCOME:                                             -----------    -----------    -----------    -----------
Interest and fees on loans                                      $18,119        $17,491        $36,034        $34,478
Interest on securities:
  U.S.Treasury and agencies                                       3,040          3,472          6,359          6,675
  States and political subdivisions                                 259            174            467            303
  Corporate and other                                             1,392            750          2,463          1,438
Interest on federal funds sold                                      485            730            931          1,393
Interest on securities purchased under agreements to resell       1,728            170          3,328            604
                                                             -----------    -----------    -----------    -----------
    Total interest income                                        25,023         22,787         49,582         44,891
                                                             -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest on deposits                                              7,461          7,312         14,936         14,282
Interest on federal funds purchased and
  securities sold under agreements to repurchase                  3,363          2,156          6,475          4,414
Interest on Federal Home Loan Bank advances                       1,118          1,208          2,259          2,438
                                                             -----------    -----------    -----------    -----------
    Total interest expense                                       11,942         10,676         23,670         21,134
                                                             -----------    -----------    -----------    -----------
Net interest income before provision for loan losses             13,081         12,111         25,912         23,757
Provision for loan losses (Note 4)                                  104            127            104            229
                                                             -----------    -----------    -----------    -----------
Net interest income after provision for loan losses              12,977         11,984         25,808         23,528
                                                             -----------    -----------    -----------    -----------
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME  (Cont'd)
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended              Six months ended
                                                                        June 30                       June 30
                                                             --------------------------    --------------------------
                                                                1996           1995           1995           1994
NON-INTEREST INCOME:                                         -----------    -----------    -----------    -----------
Income from trust department                                        231            222            499            453
Service charges on deposit accounts                               1,110          1,097          2,186          2,207
Money order fees                                                  1,003            923          1,959          1,778
Securities gains (losses)                                             8            (37)         1,176            (12)
Other                                                               679            649          1,432          1,190
                                                             -----------    -----------    -----------    -----------
    Total non-interest income                                     3,031          2,854          7,252          5,616
                                                             -----------    -----------    -----------    -----------


OTHER OPERATING EXPENSES:
Salaries and employee benefits                                    6,279          5,681         12,498         11,158
Occupancy expense                                                   713            741          1,469          1,481
Furniture and equipment expenses                                  1,210          1,197          2,430          2,439
Other (Note 5)                                                    2,231          2,568          4,720          5,317
                                                             -----------    -----------    -----------    -----------
    Total other operating expenses                               10,433         10,187         21,117         20,395
                                                             -----------    -----------    -----------    -----------
Income before income taxes                                        5,575          4,651         11,943          8,749
Income tax expense                                                1,868          1,440          3,919          2,718
                                                             -----------    -----------    -----------    -----------
NET INCOME                                                       $3,707         $3,211         $8,024         $6,031
                                                             ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE (Note 2)                              $0.40          $0.35          $0.87          $0.66
                                                             ===========    ===========    ===========    ===========
Weighted Average Number of Shares Outstanding                     9,217          9,151          9,216          9,151
                                                             ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands except per share data)  (Unaudited)

                                                                                      Six months ended
                                                                                           June 30
                                                                             ------------------------------
                                                                                  1996            1995
                                                                             --------------   -------------
Balance, January 1                                                                $132,950        $125,052
Net income                                                                           8,024           6,031
Cash dividends declared ($.32 and $.30 per share, respectively)                     (2,916)         (2,644)
Stock options exercised, including related tax benefits                                508             169
Net unrealized gains (losses) on securities available for sale, net of tax          (4,554)          2,117
                                                                             --------------   -------------
Balance, June 30                                                                  $134,012        $130,725
                                                                             ==============   =============

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)  (Unaudited)

                                                                                      Six months ended
                                                                                           June 30
                                                                               --------------------------
                                                                                  1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                          -----------    -----------
Net income                                                                         $8,024         $6,031
 Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation, amortization and accretion, net                                   1,716          2,334
    Provision for loan losses                                                         104            229
    Federal Home Loan Bank stock dividend                                            (470)          (414)
    Loss (gain) on sales of securities                                             (1,176)            12
    Deferred taxes                                                                 (1,690)           846
  Increase in interest receivable                                                    (453)          (234)
  Increase in other assets                                                         (2,368)        (5,472)
  Decrease in money orders and similar payment instruments outstanding            (21,708)        (1,845)
  Increase (decrease) in other liabilities                                          2,179           (475)
                                                                               -----------    -----------
Net cash provided by (used in) operating activities                               (15,842)         1,012
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                      (88,526)       (35,717)
  Proceeds from maturities of securities available for sale                        35,081         24,722
  Proceeds from sales of securities available for sale                             32,793         13,591
  Purchases of securities held to maturity                                         (2,012)       (57,121)
  Proceeds from maturities of securities held to maturity                          54,725         80,213
  Decrease (increase) in customer loans                                           (30,306)         3,505
  Proceeds from sales of premises and equipment                                        87            291
  Payments for purchases of premises and equipment                                 (2,496)        (2,074)
                                                                               -----------    -----------
Net cash provided by (used in) investing activities                                  (654)        27,410
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                        125,411        121,287
  Net decrease in securities sold under agreements to repurchase                  (29,013)      (131,073)
  Net increase (decrease) in federal funds purchased                                1,250           (700)
  Repayment of advances from the Federal Home Loan Bank                            (2,524)        (3,209)
  Stock options exercised                                                             490            168
  Dividends paid                                                                   (2,916)        (2,644)
                                                                               -----------    -----------
Net cash provided by (used in) financing activities                                92,698        (16,171)
                                                                               -----------    -----------
Net increase in cash and cash equivalents                                          76,202         12,251
Cash and cash equivalents at January 1                                            164,162        134,515
                                                                               -----------    -----------
Cash and cash equivalents at June 30                                             $240,364       $146,766
                                                                               ===========    ===========


During the six months ended June 30, 1996 there was a transfer from loans to other assets (other real estate owned) of $11,934,000.

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


2. Appropriate share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1995.

3. The amortized cost and market value of securities available for sale are summarized as follows:

                                                                June 30, 1996        December 31, 1995
                                                         ----------------------  ------------------------
                                                         Amortized     Market     Amortized     Market
                                                            Cost       Value        Cost         Value
                                                         ----------  ----------  -----------  -----------
       U.S. Treasury and agencies                         $241,008    $239,160     $232,934     $237,294
       Obligations of states and political subdivisions     23,501      23,259       10,841       11,301
       Corporate obligations                                29,873      29,860       28,023       28,107
       Equity securities                                    15,893      15,893       15,672       15,672
                                                         ----------  ----------  -----------  -----------
                                                          $310,275    $308,172     $287,470     $292,374
                                                         ==========  ==========  ===========  ===========

   The book value and market value of securities held to maturity are summarized as follows:

                                                                June 30, 1996        December 31, 1995
                                                         ----------------------  ------------------------
                                                            Book       Market       Book        Market
                                                           Value       Value        Value        Value
                                                         ----------  ----------  -----------  -----------
       U.S. Treasury and agencies                          $16,532     $16,702      $69,226      $69,665
       Corporate obligations                                   100         100          100          101
                                                         ----------  ----------  -----------  -----------
                                                           $16,632     $16,802      $69,326      $69,766
                                                         ==========  ==========  ===========  ===========
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)


4. Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                                          June 30,               December 31,
                                                            1996                    1995
                                                         ----------              -----------
       Balance, January 1                                   $9,318                   $7,045
       Provision for Loan Losses                               104                    6,047
       Recoveries                                              124                      271
       Loans charged-off                                      (150)                  (4,045)
                                                         ----------              -----------
       Balance, end of period                               $9,396                   $9,318
                                                         ==========              ===========


5. Other operating expenses consist of the following:

                                                                          Three Months Ended       Six Months Ended
                                                                              June 30                  June 30
                                                                     -----------------------  ------------------------
                                                                        1996        1995         1996         1995
                                                                     ----------  -----------  -----------  -----------
     Operating supplies                                                   $385         $494         $744       $1,031
     Legal and professional fees                                           378          188          617          389
     Taxes - Bank, property and other                                      408          376          771          731
     Deposit insurance                                                       3          404            6          808
     Other                                                               1,057        1,106        2,582        2,358
                                                                     ----------  -----------  -----------  -----------
                                                                        $2,231       $2,568       $4,720       $5,317
                                                                     ==========  ===========  ===========  ===========

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for Mid-America Bancorp and its subsidiaries for the three and six months ended June 30, 1996 and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred between December 31, 1995 and June 30, 1996. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I,
Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income for the six months ended June 30, 1996 was $8,024,000 or $0.87 per share, compared to $6,031,000 or $0.66 per share for the six months ended June 30, 1995. Net income for the second quarter of 1996 was $3,707,000 or $0.40 per share. Net income for the second quarter of 1995 was $3,211,000 or $0.35 per share.

     Net income for the six months ended June 30, 1996, when compared to the same period in 1995, increased 33%. For the second quarter of 1996 compared to the second quarter in 1995, net income increased 15.4%. Excluding the effects of securities transactions in each period, the six month increase was 20.2% and the second quarter increase was 14.4%. The Company's results for the quarter and year-to-date periods ended June 30, 1996, compared to the same periods in 1995 reflected the following:

     *Increased net interest income resulting primarily from increases in earning assets, offset somewhat by the impact of lower interest rates during 1996 than in 1995.

     *Year-to-date securities gains of $1,176,000, with an after tax impact of $764,000 or $0.08 per share.
     *Increases in non-interest income, excluding securities transactions, of 4.5% and 7.9% for the quarter and year-to-date, respectively.

     *Decreases in other operating expenses, excluding salaries, of 7.8% and 6.7% for the quarter and year-to-date, respectively.

     *Increases in salaries and benefits for the quarter and year-to-date periods of 10.5% and 12.0%, respectively, arising primarily from staffing changes that occurred during the last half of 1995 and annual salary increases that averaged approximately 4%.

     Net Interest Income

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average yield on earning assets and the average rate on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and six months ending June 30, 1996 and 1995.

In thousands except percentages

                                                Three Months Ended      Six Months Ended
                                                   June 30                    June 30
                                                1996      1995           1996      1995
Total interest income                          $25,023    $22,787      $49,582    $44,891
Tax equivalent adjustment                          354        321          689        637
Tax equivalent interest income                  25,377     23,108       50,271     45,528
Total interest expense                          11,942     10,676       23,670     21,134
Tax equivalent net interest income             $13,435    $12,432      $26,601    $24,394
Average rate on earning assets                   8.25%      8.50%        8.26%      8.38%
Average rate on intereterest bearing liabilities 4.77%      4.90%        4.80%      4.81%
Net interest spread, annualized                  3.48%      3.60%       3.46%      3.57%
Net interest margin, annualized                  4.37%      4.57%       4.37%      4.49%
Average earning assets                       $1,232,663  $1,078,646 $1,222,505  $1,085,820
Average interest bearing liabilities          $1,004,132  $873,773   $988,383   $885,614


     Net interest income on a tax equivalent basis increased approximately $1.0 million or 8.1% and $2.2 million or 9.1% for the three and six months ended June 30, 1996, respectively, compared to comparable periods in 1995. The increases result from increases in average earning assets, offset somewhat by lower interest spreads.

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

          An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars In thousands

                                                   Six Months End
                                                      June 30
                                                1996           1995

Balance at January 1                            $9,318        $7,045
  Provision for loan losses                        104           229
  Net loan charge-offs, net of recoveries          -26          -139
Balance June 30                                 $9,396        $7,135
Average loans, net of unearned income         $754,324      $695,327
Provision for loan losses to average loans       0.01%         0.03%
Allowance for loan losses to average loans       1.25%         1.03%
Allowance for loan losses to period-end loans    1.23%         1.03%



  Non-interest Income and Other Operating Expenses

  The following table sets forth the major components of non-interest income and other operating expenses for the three and six months ended June 30, 1996 and 1995:

                                        Three months ended           Six months ended
In thousands                            June 30    Increase       June 30     Increase
                                      1996    1995 (Decrease)   1996     1995 (Decrease)
Non-Interest Income:
  Income from trust department         $231     $222      $9      $499     $453    $46
  Service charges on deposit accounts 1,110    1,097      13     2,186    2,207    -21
  Money order fees                    1,003      923      80     1,959    1,778    181
  Securities gains (losses)               8      -37      45     1,176      -12  1,188
  Other                                 679      649      30     1,432    1,190    242
Total non-interest income            $3,031   $2,854    $177    $7,252   $5,616 $1,636

Other Operating Expenses:
  Salaries and employee benefits     $6,279   $5,681    $598   $12,498  $11,158 $1,340
  Occupancy expenses                    713      741     -28     1,469    1,481    -12
  Furniture and  equipment expenses   1,210    1,197      13     2,430    2,439     -9
  Operating supplies                    385      494    -109       744    1,031   -287
  Professional fees                     378      188     190       617      389    228
  Taxes-Bank, property and other        408      376      32       771      731     40
  Deposit insurance                       3      404    -401         6      808   -802
  Other                               1,057    1,106     -49     2,582    2,358    224
Total other operating expenses      $10,433  $10,187    $246   $21,117  $20,395   $722



  Non-interest income increased $1,636,000 or 29% for the six months ended June 30, 1996 and increased $177,000 or 6.2% for the three months ended June 30, 1996 compared to the same periods in 1995. Excluding securities transactions in all periods, the increases in 1996 were 7.9% and 4.5% for the six month and three month periods, respectively. In the first quarter of 1996 the Company sold $28.8 million of callable agency securities and realized a gain of $1,168,000. The proceeds from the sales were reinvested in longer term municipal and agency securities in connection with the Company's ongoing asset/liability management process. The Company benefitted from the continuing volume increases in the money order company subsidiary's business which caused increased fees of 10.2% and 8.7% for the six and three month periods, respectively. For the three month periods there were no other significant fluctuations in the components of non-interest income. The year-to-date period reflected an increase in other non-interest income primarily from first quarter activity, which related to higher bank card merchant fees, interchange fees from the Company's new debit card product and a gain on disposition of a branch location.

  Western Union Financial Services, Inc. has exercised a contractual option to purchase part of the money order business from Mid-America Money Order Company, a wholly-owned subsidiary of the Company (MOC).
 The purchase of this business by Western Union involves approximately one-third of MOC's agent base and volume. However, the Company does not expect the profit level of MOC to decline in the same proportion as the lost volume because this portion of the agent base accounts for the lowest margin business in the MOC portfolio and the sale will permit some cost reductions. The sale closed July 25, 1996, at which time the Company realized a pre-tax gain of approximately $1.8 million.

  Other operating expenses increased $722,000 or 3.5% for the six months ended June 30, 1996 and $246,000 or 2.4% for the three months ended June 30, 1996, when compared to the same periods in 1995. Excluding the increases in salaries and benefits during the periods, other operating expenses declined. Salaries and benefits increased 12% and 10.5% for the six and three month periods, respectively, primarily from staffing changes (the addition of a Vice-Chairman and Chief Executive Officer and several senior commercial and real estate lending officers) that occured during the last half of 1995, annual salary increases effective in late February 1996 and early April 1996 that averaged approximately 4%, and higher pension costs.
 The number of full-time equivalent employees has not changed sustantially during the periods. Occupancy and furniture and equipment expenses reflected no significant change during the six or three month periods compared to the prior year. Delcines in operating supplies relate to changes in purchasing procedures in 1996 and an emphasis on cost reduction. Professional fees increased for the three and six month periods as a result of legal fees related primarily to other real estate matters, and professional fees for consultants engaged to review the Company's operations.
The substantial decline in deposit insurance expense related to the change in the FDIC assessment rate. Advertising expenses increased in 1996 as additional media advertising has been implemented.

  Income Taxes

  The Company had income tax expense of $1,868,000 for the second quarter of 1996 compared to $1,440,000 for the same period in 1995. The year-to-date tax expense and effective tax rate were $3,919,000 and 32.8% for 1996, respectively and $2,718,000 and 31.1% for 1995, respectively. The increase in the effective rate is attributable to the smaller proportion of tax free income to the increased level of income.

B.     FINANCIAL CONDITION

  Total Assets

  Total assets increased approximately $73 million from December 31, 1995 to June 30, 1996, while average assets increased $121,593,000 or 10.2% to $1,315,614,000 for the second quarter of 1996 compared to the last quarter of 1995. When comparing averages for the first six months of 1996 to the comparable period in 1995, earning assets increased approximately $137 million to $1,222,505,000. Loans increased $59 million or 8.5% and short-term liquid assets, federal funds sold and resale agreements, increased $91.6 million. This growth was funded primarily by increases in deposits, ($15 million) repurchase agreements ($99.2 million) and non-interest bearing liabilities ($17.4 million) and a decrease in securities of $14 million.

  Nonperforming Loans and Assets

  A summary of non-performing loans and assets follows:

  Dollars in thousands               June 30, 1996  December 31, 1995

  Loans accounted for on a non-
      accrual basis                       $2,589          $14,301
  Loans contractually past due
      ninety days or more as to
      interest or principal payments       1,193              842
  Total non-performing loans               3,782           15,143
  Other real estate held for sale         12,941            1,085
  Total non-performing assets            $16,723          $16,228

  Non-performing loans to total
      loans                                 .49%            2.02%
  Non-performing assets to total
      assets                               1.21%            1.24%
  Allowance for loan losses to
      non-performing loans               248.44%           61.53%

  Loans classified as impaired at June 30, 1996 aggregated
$2,589,000 and included all non-accrual loans. At December 31, 1995, impaired loans aggregated $14,328,000.

  In April 1996, the Company obtained from bankruptcy court, title to properties related to $11.9 million of non-performing loans at December 31, 1995. The carrying value of these properties and other properties acquired from the bankruptcy court and transferred to other real estate owned was approximately $15.2 million. At June 30, 1996, the carrying value of these properties has been reduced to $12.6 million as a result of property sales. As of late July, 1996, the Company has contracts for additional property sales, expected to close in 1996, that will reduce the real estate carrying value by approximately $3.4 million. As of August 14, 1996, the Company entered into an additional sales contract for a portion of these properties with a carrying value of approximately $1.5 million.
This contract is contingent on zoning changes which are not expected to be resolved until the middle of 1997. These properties had previously been adjusted to fair value based on recent appraisals and current contracts support appraised values.


  The Company considers the level of non-performing loans in its evaluation of the adequacy of the allowance for loan losses.

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

  The Company's adjusted one year cumulative interest sensitivity gap was (3.23%) at June 30, 1996 compared to 6.76% at December 31, 1995. The cumulative interest sensitivity gap through 90 days was 4.60% at June 30, 1996 compared to 10.97% at December 31, 1995. Interest rate swap contracts with notional amounts aggregating $150 million, with a remaining weighted average life of 3.6 years, that pay the floating prime rate for the right to receive a weighted average fixed of 8.56%, have been utilized to supplement on-balance sheet strategies to reduce the Company's sensitivity to interest rate changes. At June 30, 1996 and December 31, 1995, the aggregate fair value of interest rate swap contracts was approximately ($3,121,000) and $2,444,000, respectively.

  The parent company's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Mid-America Bank of Louisville and Trust Company.

D.     CAPITAL RESOURCES

  At June 30, 1996 shareholders' equity totaled $134,012,000, an increase of $1,062,000 since December 31, 1995. The increase is attributed to net income less dividends, net of depreciation in the value of securities available for sale of $4,554,000.

                                Company         Company      Minimum Required
                               June 30, 1996  December 31, 1995
Leverage Ratio                      9.75%         9.86%           3.00%
Tier I risk based capital ratio    14.78%        14.90%           4.00%
Total risk based capital ratio     15.80%        15.97%           8.00%



                          PART II. OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)  The regular annual meeting of shareholders of Mid-America
Bancorp was held on April 18, 1996.

  (b)  Proxies for the meeting were solicited pursuant to Section
       14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors were elected.

  (c) The following item was submitted to a vote of security holders as follows:

       (1) The shareholders approved the election of the following persons as directors of Mid-America Bancorp.

                                              For            Withheld
        Donald G. McClinton                   8,096,768      195,226
        John S. Palmore                       8,092,810      199,184
        Woodford R. Porter, Sr.               8,098,658      193,336
        Raymond L. Sales                      8,091,619      200,375
        Thomas E. Sandefur, Jr.               8,083,714      208,280
        Jerome J. Pakenham                    8,102,678      189,316
        R.K. Guillaume                        8,088,886      203,108


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

       27        Financial Data Schedule


  (b)  Reports on Form 8-K

       None




            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Mid-America Bancorp
                                  (Registrant)
Date:  August 9, 1996                By:
                                        Steven Small
                                        Executive Vice President and
                                        Chief Financial Officer

Date:  August 9,1996                 By:
                                        Orson Oliver
                                        President



INDEX TO EXHIBITS


  27        Financial Data Schedule