Form 10-Q
period 1996-09-30
MID AMERICA BANCORP/KY/
filed 1996-11-13
CIK 711083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For quarter ended September 30, 1996
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No
              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. October 31, 1996: 9,140,032 shares of common stock, no par value

                       MID-AMERICA BANCORP

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

ITEM 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are submitted herewith:

     Consolidated balance sheets - September 30, 1996 and December
31, 1995
     Consolidated statements of income - three and nine months ended September 30, 1996 and 1995
     Consolidated statements of changes in shareholders' equity - nine months ended September 30, 1996 and 1995
     Consolidated statements of cash flows - nine months ended September 30, 1996 and 1995
     Notes to consolidated financial statements
MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                                             September 30    December 31
                                                                             -----------    -------------
                                                                                1996            1995
ASSETS                                                                       -----------    -------------
Cash and due from banks                                                         $36,003          $50,962
Federal funds sold                                                               34,400           38,200
Securities purchased under agreements to resell                                  70,000           75,000
Securities available for sale, amortized cost of $324,689 (1996)
  and $287,470 (1995) (Note 3)                                                  324,965          292,374
Securities held to maturity, market value of $16,810 (1996)
  and $69,766 (1995) (Note 3)                                                    16,622           69,326
Loans, net of unearned income                                                   783,126          748,565
Allowance for loan losses (Note 4)                                               (9,185)          (9,318)
                                                                             -----------    -------------
  Loans, net                                                                    773,941          739,247
Premises and equipment                                                           20,793           20,265
Other assets                                                                     40,952           28,613
                                                                             -----------    -------------
    TOTAL ASSETS                                                             $1,317,676       $1,313,987
                                                                             ===========    =============

LIABILITIES
Deposits:
  Non-interest bearing                                                         $109,821         $132,931
  Interest bearing                                                              685,585          652,026
                                                                             -----------    -------------
    Total deposits                                                              795,406          784,957

Securities sold under agreements to repurchase                                  237,799          227,166
Federal funds purchased                                                           4,000            3,050
Advances from the Federal Home Loan Bank                                         71,043           75,109
Money orders and similar payment instruments outstanding                         54,510           79,409
Accrued expenses and other liabilities                                           17,359           11,346
                                                                             -----------    -------------
    TOTAL LIABILITIES                                                         1,180,117        1,181,037

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                                         --               --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued and outstanding -
  9,134,181 shares (1996) and 9,091,642 shares (1995)                            25,336           25,218
Additional paid-in capital                                                      100,457           99,991
Retained earnings                                                                11,586            4,554
Net unrealized securities gains (losses) (Note 3)                                   180            3,187
                                                                             -----------    -------------
    TOTAL SHAREHOLDERS' EQUITY                                                  137,559          132,950
                                                                             -----------    -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,317,676       $1,313,987
                                                                             ===========    =============
See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended             Nine months ended
                                                                     September 30                  September 30
                                                        --------------------------    --------------------------
                                                                1996           1995           1996           1995
INTEREST INCOME:                                         -----------    -----------    -----------    -----------
Interest and fees on loans                                      $18,438        $16,966        $54,472        $51,444
Interest on securities:
  U.S.Treasury and agencies                                       2,928          3,580          9,287         10,255
  States and political subdivisions                                 356            176            823            479
  Corporate and other                                             1,816            795          4,279          2,233
Interest on federal funds sold                                      484            560          1,415          1,953
Interest on securities purchased under agreements to resell       1,285             26          4,613            630
                                                             -----------    -----------    -----------    -----------
    Total interest income                                        25,307         22,103         74,889         66,994
                                                             -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest on deposits                                              7,766          7,433         22,702         21,715
Interest on federal funds purchased and
  securities sold under agreements to repurchase                  3,045          1,866          9,520          6,280
Interest on Federal Home Loan Bank advances                       1,097          1,185          3,356          3,623
                                                             -----------    -----------    -----------    -----------
    Total interest expense                                       11,908         10,484         35,578         31,618
                                                             -----------    -----------    -----------    -----------
Net interest income before provision for loan losses             13,399         11,619         39,311         35,376
Provision for loan losses (Note 4)                                  303          5,718            407          5,947
                                                             -----------    -----------    -----------    -----------
Net interest income after provision for loan losses              13,096          5,901         38,904         29,429
                                                             -----------    -----------    -----------    -----------
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME  (Cont'd)
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended             Nine months ended
                                                                     September 30                  September 30
                                                             --------------------------    --------------------------
                                                                1996           1995           1996           1995
NON-INTEREST INCOME:                                         -----------    -----------    -----------    -----------
Income from trust department                                        258            242            757            695
Service charges on deposit accounts                               1,160          1,135          3,346          3,342
Money order fees                                                    938            912          2,897          2,690
Securities gains (losses), net                                   (1,036)           (18)           140            (30)
Other (Note 5)                                                    2,651            665          4,083          1,855
                                                             -----------    -----------    -----------    -----------
    Total non-interest income                                     3,971          2,936         11,223          8,552
                                                             -----------    -----------    -----------    -----------


OTHER OPERATING EXPENSES:
Salaries and employee benefits                                    6,779          5,730         19,277         16,888
Occupancy expense                                                   774            801          2,243          2,282
Furniture and equipment expenses                                  1,125          1,257          3,555          3,696
Other (Note 6)                                                    3,111          3,472          7,831          8,789
                                                             -----------    -----------    -----------    -----------
    Total other operating expenses                               11,789         11,260         32,906         31,655
                                                             -----------    -----------    -----------    -----------
Income (loss) before income taxes                                 5,278         (2,423)        17,221          6,326
Income tax expense (benefit)                                      1,800           (947)         5,719          1,771
                                                             -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                                $3,478        ($1,476)       $11,502         $4,555
                                                             ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE (Note 2)                       $0.38         ($0.16)         $1.25          $0.50
                                                             ===========    ===========    ===========    ===========
Weighted Average Number of Shares Outstanding                     9,205          9,195          9,212          9,192
                                                             ===========    ===========    ===========    ===========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)  (Unaudited)

                                                                                       Nine months
                                                                                   ended September 30
                                                                               --------------------------
                                                                                  1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                          -----------    -----------
Net income                                                                        $11,502         $4,555
 Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation, amortization and accretion, net                                   2,715          3,590
    Provision for loan losses                                                         407          5,947
    Federal Home Loan Bank stock dividend                                            (714)          (642)
    Loss (gain) on sales of securities                                               (140)            30
    Gain on sale of money order agent base                                         (1,797)          --
    Deferred taxes                                                                 (1,282)           930
  Increase in interest receivable                                                    (112)          (975)
  Increase in other assets                                                           (270)        (5,615)
  Decrease in money orders and similar payment instruments outstanding            (24,899)          (186)
  Increase (decrease) in other liabilities                                          5,699         (1,158)
                                                                               -----------    -----------
Net cash provided by (used in) operating activities                                (8,891)         6,476
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                     (151,213)       (43,837)
  Proceeds from maturities of securities available for sale                        47,584         35,866
  Proceeds from sales of securities available for sale                             69,937         13,591
  Purchases of securities held to maturity                                         54,725         97,275
  Proceeds from maturities of securities held to maturity                          (2,012)       (82,140)
  Proceeds from sales of securities held to maturity                                 --           12,982
  Net increase in customer loans                                                  (47,079)       (23,687)
  Proceeds from sales of premises and equipment                                       900            242
  Proceeds from sale of money order agent base                                      1,797           --
  Payments for purchases of premises and equipment                                 (3,558)        (2,916)
                                                                               -----------    -----------
Net cash provided by (used in) investing activities                               (28,919)         7,376
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                         10,449          5,539
  Net increase (decrease) in securities sold under agreements to repurchase        10,633        (77,931)
  Net increase (decrease) in federal funds purchased                                  950         (1,630)
  Repayment of advances from the Federal Home Loan Bank                            (4,066)        (4,852)
  Stock options exercised                                                             554            270
  Dividends paid                                                                   (4,469)        (3,968)
                                                                               -----------    -----------
Net cash provided by (used in) financing activities                                14,051        (82,572)
                                                                               -----------    -----------
Net decrease in cash and cash equivalents                                         (23,759)       (68,720)
Cash and cash equivalents at January 1                                            164,162        134,515
                                                                               -----------    -----------
Cash and cash equivalents at September 30                                        $140,403        $65,795
                                                                               ===========    ===========


During the nine months ended September 30, 1996 there was a transfer from loans to other assets (other real estate owned) of $11,934,000.

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands except per share data)  (Unaudited)

                                                                                     Nine months ended
                                                                                        September 30
                                                                             ------------------------------
                                                                                  1996            1995
                                                                             --------------   -------------
Balance, January 1                                                                $132,950        $125,052
Net income                                                                          11,502           4,555
Cash dividends declared ($.49 and $.45 per share, respectively)                     (4,469)         (3,968)
Stock options exercised, including related tax benefits                                583             279
Net unrealized securities gains (losses)                                            (3,007)          2,108
                                                                             --------------   -------------
Balance, September 30                                                             $137,559        $128,026
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

2. Appropriate share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1995.

3. The amortized cost and market value of securities available for sale are summarized as follows:

                                                             September 30, 1996      December 31, 1995
                                                         ----------------------  ------------------------
                                                         Amortized     Market     Amortized     Market
                                                            Cost       Value        Cost         Value
                                                         ----------  ----------  -----------  -----------
       U.S. Treasury and agencies                         $244,057    $244,274     $232,934     $237,294
       Obligations of states and political subdivisions     31,935      31,993       10,841       11,301
       Corporate obligations                                32,560      32,561       28,023       28,107
       Equity securities                                    16,137      16,137       15,672       15,672
                                                         ----------  ----------  -----------  -----------
                                                          $324,689    $324,965     $287,470     $292,374
                                                         ==========  ==========  ===========  ===========

   The book value and market value of securities held to maturity are summarized as follows:

                                                             September 30, 1996      December 31, 1995
                                                         ----------------------  ------------------------
                                                            Book       Market       Book        Market
                                                           Value       Value        Value        Value
                                                         ----------  ----------  -----------  -----------
       U.S. Treasury and agencies                          $16,522     $16,710      $69,226      $69,665
       Corporate obligations                                   100         100          100          101
                                                         ----------  ----------  -----------  -----------
                                                           $16,622     $16,810      $69,326      $69,766
                                                         ==========  ==========  ===========  ===========
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)  (Unaudited)


4. Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                                         September 30,           December 31,
                                                            1996                    1995
                                                         ----------              -----------
       Balance, January 1                                   $9,318                   $7,045
       Provision for Loan Losses                               407                    6,047
       Recoveries                                              229                      271
       Loans charged-off                                      (769)                  (4,045)
                                                         ----------              -----------
       Balance, end of period                               $9,185                   $9,318
                                                         ==========              ===========


5. Other non-interest income for the three and nine months ended
   September 30, 1996 includes a gain of approximately $1.8 million related to the sale of a part of the money order subsidiary's agent base.


6. Other operating expenses consist of the following:

                                                                       Three Months Ended         Nine Months Ended
                                                                       September 30, 1996        September 30, 1996
                                                                    -----------------------  ------------------------
                                                                        1996        1995         1996         1995
                                                                    ----------  -----------  -----------  -----------
     Operating supplies                                                   $398         $434       $1,142       $1,465
     Legal and professional fees                                           644          779        1,261        1,167
     Taxes - Bank, property and other                                      475          286        1,246        1,017
     Deposit insurance                                                       3          (44)           9          764
     Other                                                               1,591        2,017        4,173        4,376
                                                                    ----------  -----------  -----------  -----------
                                                                        $3,111       $3,472       $7,831       $8,789
                                                                    ==========  ===========  ===========  ===========





ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for Mid-America Bancorp and its subsidiaries for the three and nine months ended September 30, 1996 and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred between December 31, 1995 and September 30, 1996. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I,
Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income for the nine months ended September 30, 1996 was $11,502,000 or $1.25 per share, compared to $4,555,000 or $0.50 per share for the nine months ended September 30, 1995, an increase of 152%. Net income for the third quarter of 1996 was $3,478,000 or $0.38 per share, compared to a loss of ($1,476,000) or ($0.16) per share for the third quarter of 1995.

     Net income in 1996 for the quarter and nine months ended September 30, 1996 increased significantly over the comparable periods in 1995, due in part, to a significant provision for loan losses, interest reversals, and expenses in 1995 related to non-performing real estate development loans to one borrower that reduced net income for the quarter and nine months ended September 30, 1995 by approximately $4.9 million.

     The results for the quarter and nine months ended September
30, 1996 reflected the following:

     *Increased net interest income on a tax equivalent basis of $1,863,000 for the quarter and $4,070,000 for the year-to-date, resulting primarily from increases in earning assets. The impact of lower interest rates in 1996 than in 1995 was not significant.

     *A decrease in the provision for loan losses of $5,415,000 and $5,540,000 for the quarter and year-to-date, respectively.

     *Year-to-date securities gains of $140,000 and securities losses for the third quarter of 1996 of $1,036,000. Securities transactions throughout 1996 have been designed to extend the maturity and enhance the yield of the securities portfolio.

     *Increases in other non-interest income for the quarter and year-to-date ended September 30, 1996, related to a $1.8 million gain on the sale of a part of the money order agent base of Mid-America Money Order Company, a wholly-owned subsidiary of the Company.

     *Increases in non-interest income, excluding securities transactions and the money order gain, of approximately 8% for both the quarter and year-to-date.


     *Increases in other operating expenses, excluding salaries and benefits and expenses in 1995 related to the aforementioned problem real estate loan, of 10.6% for the quarter. On the same basis as above, there was a decrease of 1% in other operating expenses for the nine months.

     *Increases in salaries and benefits of 18% and 14% for the quarter and year-to- date periods, respectively, arising from staffing changes in the fourth quarter of 1995, annual salary increases effective in April 1996 that averaged 4%, and increases in certain benefit costs.

     Net interest income

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average yield on earning assets and the average rate on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and nine months ending September 30, 1996 and 1995.

In thousands except percentages


                                  Three Months Ended  Nine Months Ended
                                  September 30         September 30
                                    1996     1995     1996       1995
Total interest income              $25,307  $22,103  $74,889    $66,994
Tax equivalent adjustment              404      321    1,093        958
Tax equivalent interest income      25,711   22,424   75,982     67,952
Total interest expense              11,908   10,484   35,578     31,618
Tax equivalent net interest income $13,803  $11,940  $40,404    $36,334
Average rate on earning assets        8.25%    8.30%    8.25%       8.36%
Average rate on interest
       bearing liabilities            4.77%    4.86%    4.79%       4.83%
Net interest spread, annualized       3.48%    3.44%    3.46%       3.53%
Net interest margin, annualized       4.43%    4.42%    4.39%       4.47%
Average earning assets         $1,235,270 $1,068,554 $1,226,791 $1,080,001
Average interest bearing
     liabilities                 $991,454   $855,413   $989,414   $875,437



     Net interest income on a tax equivalent basis increased approximately $1.9 million or 15.6% and $4.1 million or 11.2% for the three and nine months ended September 30, 1996, respectively, compared to comparable periods in 1995. The increases result primarily from increases in average earning assets. The third quarter and year-to-date data for 1995 was impacted by interest reversals on the previously mentioned non-performing loans of approximately $600,000. Excluding the effects of the interest reversal in 1995, lower interest rates in 1996 caused a slight decline in the net interest spread and margin.



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

          During the third quarter of 1995 the Company recorded a provision for loan losses of $5.7 million attributed primarily to losses associated with loans totaling approximately $14.8 million to a Louisville-based real estate development firm, that were classified by management as impaired and non-accrual and adjusted to fair value based on appraisals of the underlying collateral. See "Non-Performing Loans and Assets".

     An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars In thousands

                                                     Nine Months Ended
                                                     September 30
                                                       1996     1995
Balance at January 1                                   $9,318   $7,045
  Provision for loan losses                               407    5,947
  Net loan charge-offs, net of recoveries                (540)  (3,692)
Balance September 30                                   $9,185   $9,300
Average loans, net of unearned income                $759,511 $698,948
Provision for loan losses to average loans               0.05%    0.85%
Allowance for loan losses to average loans               1.21%    1.33%
Allowance for loan losses to period-end loans            1.17%    1.29%


     Non-interest Income and Other Operating Expenses

     The following table sets forth the major components of non-interest income and other operating expenses for the three and nine months ending September 30, 1996 and 1995:

                            Three months ended         Nine months ended
In thousands                  September 30               September 30
                          1996     1995   Increase   1996     1995   Increase
                                         (Decrease)                 (Decrease
Non-Interest Income:
  Income from
      trust department      $258     $242      $16     $757    $695    $62
  Service charges on
       deposit accounts    1,160    1,135       25    3,346   3,342      4
  Money order fees           938      912       26    2,897   2,690    207
  Securities gains
        (losses)          (1,036)     (18)  (1,018)     140     (30)   170
  Other                    2,651      665    1,986    4,083   1,855  2,228
Total non-interest
    income                $3,971   $2,936   $1,035  $11,223  $8,552 $2,671

Other Operating Expenses:
  Salaries and employee
      benefits            $6,779   $5,730   $1,049 $19,277  $16,888 $2,389
  Occupancy expenses         774      801     (27)   2,243    2,282    (39)
  Furniture and
      equipment expenses   1,125    1,257    (132)   3,555    3,696   (141)
  Operating supplies         398      434     (36)   1,142    1,465   (323)
  Advertising and marketing  377      191     186      890      494    396
  Professional fees          644      779    (135)   1,261    1,167     94
  Taxes-Bank, property
     and other               475      286     189    1,246    1,017    229
  Deposit insurance            3     (44)      47        9      764   (755)
  Other                    1,214    1,826    (612)   3,283    3,882   (599)
Total other operating
      expenses           $11,789  $11,260    $529  $32,906  $31,655  $1,251



     Non-interest income for the quarter and nine months ended September 30, 1996 reflected significant increases over the comparable periods in 1995. The quarter and year-to-date results in 1996 include a $1.8 million gain related to the sale of a part of the money order business of Mid-America Money Order Company. Western Union Financial Services, Inc., exercised a contractual option to purchase part of the money order business from Mid-America Money Order Company (MOC). The purchase of this business by Western Union involved approximately one-third of MOC's agent base and volume. However, the Company does not expect the profit level of MOC to decline in the same proportion as the lost volume because this portion of the agent base accounts for the lowest margin business in the MOC portfolio and the sale will permit some cost reductions. In addition to this transaction, the Company had securities losses in the third quarter of 1996 aggregating $1,036,000. These losses were incurred as the Company continued to extend the maturity structure of its securities portfolio, in connection with its overall asset / liability management strategies. Excluding the money order gain and securities gains and losses from each period, non-interest income increased approximately 8% for both the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. The third quarter increase included other real estate gains of $86,000 and lease residual gains of $103,000. The nine month increase included these items, as well as, interchange fees from the Company's new debit card product and a gain on the disposition of a branch location. Trust Department income in 1996 reflects improvement over 1995, as new personal trust business has more than offset the continuing decline in stock transfer revenue. The increase in money order fees in the third quarter, which is less than the nine month rate of increase, reflects lower volume subsequent to the aforementioned money order business sale.


     Other operating expenses increased $1,251,000 or 4% for the nine months ended September 30, 1996 and $529,000 or 4.7% for the quarter ended September 30, 1996, compared to the same periods in 1995. Excluding the increases in salaries and benefits during the periods and expenses in 1995 related to the aforementioned problem real estate loans and certain other matters, the aggregate of remaining other operating expenses increased 10.6% for the quarter and declined 1% for the nine month period. Salaries and benefits increased approximately 14% and 18% for the nine and three month periods, respectively. These increases are attributed to annual salary increases effective in April 1996 that averaged 4%, staffing changes that occurred in the 4th quarter of 1995 (the addition of a Vice-Chairman and Chief Executive Officer and several senior commercial and real estate lending officers) and increases in certain benefit costs, primarily pension expense. The number of full-time equivalent employees at September 30, 1996 has increased by 20 since September 1995. The third quarter of 1996 was also impacted by the accrual of approximately $325,000 for severance pay agreements related to the elimination of certain positions.

     With respect to the other categories of other operating
expenses the following are significant factors when comparing the quarter and nine months results in 1996 to comparable periods in
                                                                           1995

     *Several categories of expenses reflect the efforts of cost control programs, as occupancy, furniture and equipment, and operating supplies expenses declined.

     *Advertising and marketing expenses in 1996 increased as the level of advertising and other promotions increased over historical levels, as the Company pursues an increase in market share.

     *Professional fees include approximately $420,000 for the nine
months and      $335,000 for the quarter ended September 30, 1996
of consulting fees related to a company-wide revenue enhancement and cost reduction project being performed by a bank consulting firm. Professional fees in 1995 include approximately $500,000 of legal fees related to the aforementioned problem real estate loans.

     *Taxes for property and the Kentucky bank tax have increased in 1996 as property taxes for other real estate have increased, and the basis for the Kentucky bank tax has changed and caused an increase in such taxes, respectively.

     *For the nine months ended September 30, 1996 there is a significant decline in deposit insurance expense as a result of the reduction in the FDIC assessment rate.

     *The change in 1996 in the other category of other operating expenses was minor, when excluding certain expenses in the third quarter of 1995 related to losses on legal matters and uncollectible money order fees of approximately $650,000.

     Income Taxes

     The Company had income tax expense of $1,800,000 for the third quarter of 1996 and an income tax benefit of $947,000 for the third quarter of 1995. The year-to-date tax expense and effective tax rate were $5,719,000 and 33.2% for 1996, respectively and $1,771,000 and 28.0% for 1995, respectively. The lower effective tax rate in 1995 is attributed to tax exempt income sources being a larger proportion of the reduced level of income before taxes.

B.   FINANCIAL CONDITION

     Total Assets

     Total assets at September 30, 1996 of $1.318 billion were relatively unchanged from December 31, 1995. Average assets for the third quarter of 1996 were $1.308 billion compared to $1.194 billion during the last quarter of 1995 and $1.153 billion during the third quarter of 1995. For the nine months ended September 30, 1996, average earning assets of $1.227 billion increased 13.6% compared to the same period in 1995. For the nine month periods, average loans increased $61 million or 8.7% and short-term assets (federal funds sold and resale agreements) increased $92 million. Loan growth has been in both the commercial and retail components of the loan portfolio. This asset growth was funded by increases in average deposits ($22 million), average repurchase agreement ($103 million) and average non-interest bearing liabilities ($16 million).

     Nonperforming Loans and Assets

     A summary of non-performing loans and assets follows:

     Dollars in thousands     September 30, 1996  December 31, 1995

     Loans accounted for on a non-
       accrual basis                    $2,456         $14,301
     Loans contractually past due
       ninety days or more as to
       interest or principal payments    1,351             842
     Total non-performing loans          3,807          15,143
     Other real estate held for sale    10,548           1,085
     Total non-performing assets       $14,355         $16,228

     Non-performing loans to total
         loans                           .49%          2.02%
     Non-performing assets to total
         assets                         1.09%          1.24%
      Allowance for loan losses to
         non-performing loans            241%            62%

     Loans classified as impaired at September 30, 1996 aggregated $2,456,000 and included all non-accrual loans. At December 31, 1995, impaired loans aggregated $14,328,000.

     In April 1996, the Company obtained from bankruptcy court, title to properties related to $11.9 million of non-performing loans at December 31, 1995. The carrying value of these properties and other properties acquired from the bankruptcy court and transferred to other real estate owned was approximately $15.2 million. At September 30, 1996, the carrying value of these properties has been reduced to $10.3 million as a result of property sales. As of late October 1996 the Company has contracts for additional property sales expected to close in 1996 that will reduce the real estate carrying value by approximately $700 thousand and contracts expected to close in 1997 that will further reduce the carrying value by $960 thousand. Also, the Company has a sales contract for a portion of these properties with a carrying value of approximately $1.5 million, that is contingent on zoning changes which are not expected to be resolved until the middle of 1997. These properties had previously been adjusted to fair value based on recent appraisals and current contracts support appraised values.


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

     The Company's adjusted one year cumulative interest sensitivity gap was (3.85%) at September 30, 1996 compared to 6.76% at December 31, 1995. The cumulative interest sensitivity gap through 90 days was .54% at September 30, 1996 compared to 10.97% at December 31, 1995. Interest rate swap contracts with notional amounts aggregating $150 million that pay the floating prime rate for the right to receive a weighted average fixed of 8.56% have been utilized to supplement on-balance sheet strategies to reduce the Company's sensitivity to interest rate changes. At September 30, 1996 and December 31, 1995, the aggregate fair value of interest rate swap contracts was approximately ($2,193,000) and $2,444,000, respectively.

     The parent company's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Mid-America
Bank of Louisville and Trust Company.


D.   CAPITAL RESOURCES

     At September 30, 1996 shareholders' equity totaled
$137,559,000, an increase of $4.6 million since December 31, 1995. The increase is attributed to net income less dividends, net of depreciation in the value of securities available for sale of approximately $3 million.


                               Company    Company     Minimum
                               September  December    Required
                                30, 1996   31, 1995

Leverage Ratio                  10.41%      9.86%       3.00%

Tier 1 risk based capital
    ratio                       14.97%     14.90%       4.00%

Total risk based capital
    ratio                       15.97%     15.97%       8.00%




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          27        Financial Data Schedule


     (b)  Reports on Form 8-K

          None





                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Mid-America Bancorp
                            (Registrant)
Date:  November   , 1996      By:
                                 Steven Small
                                 Executive Vice President and
                                 Chief Financial Officer

Date:  November    , 1996     By:
                                 R.K. Guillaume
                                 Chief Executive Officer




                       INDEX TO EXHIBITS

     27   Financial Data Schedule