Form 10-K
period 1996-12-31
MID AMERICA BANCORP/KY/
filed 1997-03-24
CIK 711083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM lO-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

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


The aggregate market value of the voting stock held by non-affiliates (shareholders other than directors, executive officers and principal shareholders) of the registrant as of February 11, 1997 was approximately $136,925,000.

The number of shares outstanding of the registrant's common stock as of February 11, 1997 was 9,452,026.


               DOCUMENTS INCORPORATED BY REFERENCE


Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 1997 are incorporated by reference into Part III.




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


         SIGNATURES . . . . . . . . . . . . . . . . .18-19



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

The Company also operates a number of other subsidiaries, including Mid-America Bank, FSB, a federal savings bank ("Savings Bank"), which was organized and chartered during 1993. The Savings Bank is located in Pewee Valley and LaGrange, Kentucky in Oldham County, and competes on the local level with other commercial banks and financial institutions in Oldham County, Kentucky for all types of deposits and loans. Another subsidiary, Mid-America Money Order Company, is engaged in the issuance and sale throughout the United States of retail money orders and similar consumer-type payment instruments having a face value of not more than $2,000. As of December 31, 1996, Mid-America Money Order Company was licensed to issue money orders in all 50 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

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

On December 31, 1996, the Bank ranked fifth among banks and trust companies in the City of Louisville and in Jefferson County, Kentucky, in terms of total assets and in terms of total deposits. On December 31, 1996 there were thirteen commercial banks and trust companies in Jefferson County, including the Bank.

Employees

As of December 31, 1996, the Company and subsidiaries employed 583 persons on a full-time basis and 94 on a part-time basis.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

     The schedule captioned "Average Balances and Yields/Rates Tax Equivalent Basis" included on page 17 of the Company's annual report to shareholders for the year ended December 31, 1996, which is incorporated herein by reference, shows, for each major category of interest earning asset and interest bearing liability, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 1996. The schedule also shows the average rate earned on all interest earning assets and the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin (net interest income divided by total average interest earning assets) for each of the years in the three-year period ended December 31, 1996. Nonaccrual loans outstanding were included in calculating the rate earned on loans. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 35%.

     The changes in interest income and interest expense resulting from changes in volume and changes in rates for the years ended December 31, 1996 and 1995 are shown in the schedule captioned "Interest Income and Interest Expense Volume and Rate Changes for the Years 1996 and 1995 Tax Equivalent Basis" included on page 18 of the Company's annual report to shareholders for the year ended December 31, 1996, which is incorporated herein by reference.


SECURITIES PORTFOLIO
BOOK VALUE                                                 December 31
(In Thousands)                                  -------------------------------------
                                                 1996          1995          1994
Securities Available for Sale                   --------      --------      --------
U.S. Treasury and U.S. government agencies...   $148,300      $222,882      $105,181
Collateralized mortgage obligations..........    100,754        14,412         1,858
States and political subdivisions............     41,604        11,301
Corporate obligations........................     28,825        28,107         9,915
Equity securities ...........................     16,635        15,672        14,528
                                                --------      --------      --------
                                                $336,118      $292,374      $131,482
                                                ========      ========      ========
                                                           December 31
                                                -------------------------------------
                                                 1996          1995          1994
Securities Held to Maturity                     --------      --------      --------
U.S. Treasury and U.S. government agencies...    $75,455       $69,226      $189,223
States and political subdivisions............        --            --          7,877
Corporate obligations........................        100           100        16,863
Equity securities and other..................        --            --            350
                                                --------      --------      --------
                                                 $75,555       $69,326      $214,313
                                                ========      ========      ========


SECURITIES
MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 1996

(Dollars In Thousands)                     Within            After One But      After Five But          After
                                          One Year         Within Five Years   Within Ten Years       Ten Years
                                      ------------------  ------------------  ------------------  ------------------
Securities Available for Sale          Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield
                                      --------  --------  --------  --------  --------  --------  --------  --------
U.S. Treasury and U.S.
  government agencies                  $51,425      5.40%  $96,875      6.43%     --        --        --        --
Collateralized mortgage obligations      6,038      5.70%   66,843      6.23%   27,873      6.67%     --        --
States and political
  subdivisions                              50      5.77%    2,210      6.94%    1,621      8.50%   37,723      8.67%
Corporate obligations                    2,015      6.18%    1,690      6.50%    4,426      5.95%   20,694      5.92%
Equity securities                         --        --         250      7.75%     --        --      16,385      6.85%
                                      --------            --------            --------            --------
                                       $59,528      5.45% $167,868      6.36%  $33,920      6.66%  $74,802      7.51%
                                      ========            ========            ========            ========
                                           Within            After One But      After Five But          After
                                          One Year         Within Five Years   Within Ten Years       Ten Years
                                      ------------------  ------------------  ------------------  ------------------
Securities Held to Maturity            Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield
                                      --------  --------  --------  --------  --------  --------  --------  --------
U.S. Treasury and U.S.
  government agencies                  $69,961      5.47%   $5,494      6.90%     --        --        --        --
Corporate obligations                     --        --         100      5.25%     --        --        --        --
                                      --------            --------            --------            --------
                                       $69,961      5.47%   $5,594      6.78%     --        --        --        --
                                      ========            ========            ========            ========


The calculation of the weighted average yield is based on the average tax equivalent yield, weighted by the respective costs of the securities.

The weighted average yields on states and political subdivisions securities are computed on a tax equivalent basis using a marginal federal tax rate of 35%.


LOAN PORTFOLIO
(In Thousands)
                                                                                       December 31
                                                                    -------------------------------------------------
                                                                      1996      1995      1994      1993      1992
                                                                    --------  --------  --------  --------  --------
Commercial and financial                                            $386,647  $345,167  $299,375  $254,374  $223,426
Real estate - construction and development                            55,738    61,398    61,083    59,581    52,214
Real estate - mortgage                                               294,746   284,074   291,198   296,870   262,362
Consumer                                                              67,051    57,926    47,740    46,743    45,265
                                                                    --------  --------  --------  --------  --------
                                                                    $804,182  $748,565  $699,396  $657,568  $583,267
                                                                    ========  ========  ========  ========  ========

The loan portfolio includes domestic loans only as the Company has no foreign loans. The Company has no other category of loans whose concentration exceeds 10% of total loans.


SELECTED LOAN MATURITIES AND
SENSITIVITY TO INTEREST RATES
DECEMBER 31, 1996
(In Thousands)

                                                              Loan Maturities
                                           ---------------------------------------------------
                                                         After One
                                              Within     But Within     After
                                             One Year    Five Years   Five Years     Total
                                           ---------------------------------------------------

Commercial and financial                       $87,547     $126,577     $172,523     $386,647
Real estate - construction and development      32,806       15,421        7,511       55,738
Real estate - mortgage                         111,926       61,712      121,108      294,746
Consumer                                        42,369       15,240        9,442       67,051
                                              --------     --------     --------     --------
                                              $274,648     $218,950     $310,584     $804,182
                                              ========     ========     ========     ========

Predetermined rates                            $74,819     $134,965     $228,839     $438,623
Floating rates                                 199,829       83,985       81,745      365,559
                                              --------     --------     --------     --------
                                              $274,648     $218,950     $310,584     $804,182
                                              ========     ========     ========     ========

For amortizing loans, scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in the within one year category.

NON-PERFORMING LOANS

Information with respect to the Company's non-performing loans is included in the section captioned "Non-Performing Assets" and footnote E to the consolidated financial statements included on pages 13 and 32, respectively, of the Company's annual report to shareholders for the year ended December 31, 1996, which is incorporated herein by reference.


SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

                                                 1996       1995       1994       1993       1992
                                              ---------  ---------  ---------  ---------  ---------
Balance, beginning of year....................  $9,318     $7,045     $6,578     $6,020     $5,523
Charge-offs:
  Commercial and financial....................     661        569        115         48         88
  Real estate - construction and development..              2,888         28
  Real estate - mortgage......................     115        305        139        262        134
  Consumer....................................     249        283        211        266        282
                                              ---------  ---------  ---------  ---------  ---------
    Total charge-offs.........................   1,025      4,045        493        576        504
                                              ---------  ---------  ---------  ---------  ---------
Recoveries:
  Commercial and financial....................     231         44         10          7          8
  Real estate - construction and development..                                      462
  Real estate - mortgage......................     120         61        125         99        197
  Consumer....................................     109        166        113        176        146
                                              ---------  ---------  ---------  ---------  ---------
    Total recoveries..........................     460        271        248        744        351
                                              ---------  ---------  ---------  ---------  ---------
Net charge-offs (recoveries)..................     565      3,774        245       (168)       153
                                              ---------  ---------  ---------  ---------  ---------
Provision for loan losses.....................     414      6,047        712        390        650
                                              ---------  ---------  ---------  ---------  ---------
Balance, end of year..........................  $9,167     $9,318     $7,045     $6,578     $6,020
                                              =========  =========  =========  =========  =========
Average loans, net of unearned income.........$767,755   $707,898   $679,100   $615,070   $534,525
                                              =========  =========  =========  =========  =========
Net charge-offs (recoveries)
  to average loans, net of unearned income....    0.07%      0.53%      0.04%  (0.03%)        0.03%
                                              =========  =========  =========  =========  =========

The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. The allowance for loan losses is increased by charges to operating earnings and reduced by charge-offs, net of recoveries. See "Provision for Loan Losses and Allowance for Loan Losses" included on pages 10 and 11 of the Company's annual report to shareholders for the year ended December 31, 1996, incorporated herein by reference, for a discussion of factors affecting loan loss experience during 1996.


ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars In Thousands)

                          1996                  1995                  1994                  1993                  1992
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                               % Of                  % Of                  % Of                  % Of                  % Of
                  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In
                      Of        Each        Of        Each        Of        Each        Of        Each        Of        Each
                   Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category
                   For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total
                    Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans
                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Commercial and
 financial........   $6,068      48.08%    $5,022      46.11%    $3,651      42.80%    $3,614      38.68%    $2,598      38.31%
Real estate -
 construction
 and development..    1,576       6.93%     2,932       8.20%     1,773       8.73%     1,235       9.06%       424       8.95%
Real estate -
 mortgage.........      498      36.65%       437      37.95%       445      41.64%       378      45.15%     1,515      44.98%
Consumer..........    1,025       8.34%       927       7.74%     1,176       6.83%     1,351       7.11%     1,483       7.76%
                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                     $9,167     100.00%    $9,318     100.00%    $7,045     100.00%    $6,578     100.00%    $6,020     100.00%
                  ========== ========== ========== ========== ========== ========== ========== ========== ========== ==========


MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 AND OVER
DECEMBER 31, 1996
(In Thousands)
                                                  Certificate
                                                  Of Deposits   Other       Total
                                                  ----------  ----------  ----------
Three months or less..............................  $16,845     $10,109     $26,954
Over three through six months.....................    8,248         --        8,248
Over six through twelve months....................   21,420         --       21,420
Over twelve months................................   26,837         --       26,837
                                                  ----------  ----------  ----------
                                                    $73,350     $10,109     $83,459
                                                  ==========  ==========  ==========

RETURN ON EQUITY AND ASSETS

Selected ratios for the years 1996, 1995 and 1994 are included on page 2 of the Company's annual report to shareholders for the year ended December 31, 1996 and are incorporated herein by reference.


FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions. The detail of these short-term borrowings for the years 1996, 1995 and 1994 follows:

(Dollars In Thousands)
                                                      1996        1995        1994
                                                  ----------  ----------  ----------
 Federal funds purchased:
  Balance at year end.............................   $4,000      $3,050      $5,800
  Average during the year.........................    4,249       3,730       5,574
  Maximum amount outstanding at any month end.....    5,350       5,100      11,325
  Weighted average rate during the year...........     5.34%       5.93%       3.79%
  Weighted average rate on December 31............     6.94%       5.99%       5.99%


                                                      1996        1995        1994
                                                  ----------  ----------  ----------
 Securities sold under agreements to repurchase:
  Balance at year end............................. $285,948    $227,166    $213,101
  Average during the year.........................  252,577     148,758     149,465
  Maximum amount outstanding at any month end.....  320,174     227,166     213,101
  Weighted average rate during the year...........     5.01%       5.51%       3.97%
  Weighted average rate on December 31............     5.05%       5.40%       5.77%


ITEM 2. PROPERTIES

The Bank maintains a main office, warehouse, operations center and 30 branches in Jefferson County, Kentucky. The Bank owns 20 branch offices, leases 8 branch offices, its operations center and the main office, and owns the buildings but leases the land with regard to 2 branches. The Bank also operates 39 automatic teller machines, at various locations in its traditional customer base of Jefferson County, Kentucky. The Savings Bank owns the building but leases the land for its main office facility, owns its branch location and operates two automatic teller machines in Oldham County, Kentucky. See footnote G to the consolidated financial statements on page 33 of the Company's annual report to shareholders for the year ended December 31, 1996, which is incorporated herein by reference, for additional information on premises, equipment and lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

The information in footnote O to the Company's consolidated financial statements included on page 41 of the Company's annual report to shareholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF REGISTRANT.

Listed below are the names and ages as of December 31, 1996, of the Company's executive officers, positions held, and the year from which held. The Company's executive officers are elected annually by the Board of Directors and each, except Bertram W. Klein, Paul
E. Henry, Donald R. LaMar, David C. Meece, Marlyn Y. Smith, and Thomas L. Weber, is employed pursuant to an employment agreement.

                                                         Year From
Name                  Age       Position Held            Which Held

Bertram W. Klein       66     Chairman of the Board,         1985
                              and member of the Executive
                              Committee

R. K. Guillaume        53     Vice Chairman, Chief Executive 1995
                              Officer and member of
                              Executive Committee


Orson Oliver           53     President, Director and        1985
                              member of the Executive
                              Committee

Paul E. Henry          61     Executive Vice President       1989
                              and member of the Executive
                              Committee

William J. Hornig      47     Executive Vice President       1995
                              and member of the Executive
                              Committee

David N. Klein         40     Executive Vice President       1991
                              and member of the Executive
                              Committee

Richard B. Klein       38     Executive Vice President       1991
                              and member of the Executive
                              Committee

Donald R. LaMar        46     Executive Vice President,      1995
                              member of Executive Committee
                              and President of Mid-America
                              Money Order Company

David C. Meece         43     Executive Vice President       1995
                              and member of Executive
                              Committee

Gail W. Pohn           58     Executive Vice President       1993
                              and member of the Executive
                              Committee

Robert H. Sachs        57     Executive Vice President       1993
                              and member of the Executive
                              Committee

Steven A. Small        43     Executive Vice President,      1993
                              Chief Financial Officer
                              and member of the Executive
                              Committee

Marlyn Y. Smith        60     Executive Vice President       1995
                              and member of Executive
                              Committee

Thomas L. Weber        64     Executive Vice President       1984
                              and member of the Executive
                              Committee

Mr. Guillaume joined the Company and the Company's subsidiary bank in October 1995. From 1993 to September 1995, Mr. Guillaume was a Director and the President of Liberty National Bank and Trust Company of Louisville and Liberty National Bancorp, Inc (now Bank One, Kentucky). Prior to 1993, he was Executive Vice President of these entities.

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


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SECURITY HOLDER MATTERS

The information captioned "Market for Mid-America Bancorp's Stock and Related Security Holder Matters" included on page 22 of the Company's annual report to shareholders for the year ended
December 31, 1996, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information captioned "Summary of Financial Data" included on page 20 of the Company's annual report to shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 9 through 19 of the Company's annual report to shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and report of independent auditors included on pages 24 through 44 in the Company's annual report to shareholders for the year ended
December 31, 1996 are incorporated herein by reference:

     Independent Auditors' Report
     Consolidated balance sheets - December 31, 1996 and 1995
     Consolidated statements of income -
          years ended December 31 1996, 1995, and 1994
     Consolidated statements of changes in shareholders' equity -
          years ended December 31, 1996, 1995 and 1994
     Consolidated statements of cash flows -
          years ended December 31, 1996, 1995 and 1994
     Notes to consolidated financial statements

The information captioned "Quarterly Financial Data" included on page 21 of the Company's annual report to shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                             PART III



Item 10.  Directors and Executive Officers of Registrant.

     The information appearing under the heading "EXECUTIVE OFFICERS OF REGISTRANT" appearing in Part I of this Form 10-K and the information appearing under the headings "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders are incorporated herein by reference.

Item 11.  Executive Compensation.

     The information appearing under the heading "EXECUTIVE COMPENSATION" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information appearing under the headings "PRINCIPAL
SHAREHOLDERS" and "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information appearing under the headings "CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.



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

          a-3  Exhibits

               The exhibits filed as part of this report on Form 10-K are listed on the Exhibit Index appearing on pages 23 through 25 of this annual report on Form 10-K, which are incorporated herein by reference.


          b    Reports on Form 8-K

                    None



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      MID-AMERICA BANCORP


March 17, 1997        BY:  /s/ Bertram W. Klein
                           Bertram W. Klein
                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Bertram W. Klein           Chairman of the Board     March 17, 1997
Bertram W. Klein

/s/ R.K. Guillaume             Vice Chairman and Chief   March 17, 1997
R.K. Guillaume                 Executive Officer

/s/ Orson Oliver               President and Director    March 17, 1997
Orson Oliver

/s/ Steven A. Small            Executive Vice            March 17, 1997
Steven A. Small                President & Chief
                               Financial Officer

/s/ Leslie D. Aberson          Director                  March 17, 1997
Leslie D. Aberson

/s/ Robert P. Adelberg         Director                  March 17, 1997
Robert P. Adelberg

/s/ Stanley L. Atlas           Director                  March 17, 1997
Stanley L. Atlas

/s/ William C. Ballard, Jr.    Director                  March 17, 1997
William C. Ballard, Jr.

/s/ James E. Cain              Director                  March 17, 1997
James E. Cain

/s/ Martha Layne Collins       Director                  March 17, 1997
Martha Layne Collins

/s/ Peggy Ann Markstein        Director                  March 17, 1997
Peggy Ann Markstein

/s/ Donald G. McClinton        Director                  March 17, 1997
Donald G. McClinton

/s/ Jerome J. Pakenham         Director                  March 17, 1997
Jerome J. Pakenham

/s/ John S. Palmore            Director                  March 17, 1997
John S. Palmore

                               Director                  March 17, 1997
Woodford R. Porter, Sr.

/s/ Benjamin K. Richmond       Director                  March 17, 1997
Benjamin K. Richmond

/s/ Bruce J. Roth              Director                  March 17, 1997
Bruce J. Roth

/s/ Raymond L. Sales           Director                  March 17, 1997
Raymond L. Sales

/s/ Henry C. Wagner            Director                  March 17, 1997
Henry C. Wagner




                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          ______________



                             EXHIBITS

                            filed with


                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 1996

                  Commission file number 1-10602



                         ________________


                       MID-AMERICA BANCORP




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

      (b) By-Laws of Mid-America Bancorp.

       4. Amended and Restated Articles of Incorporation and By-Laws are incorporated by reference to Exhibits 3 (a) and 3 (b) to the Company's annual report on Form 10-K for the year ended December
          31, 1995.

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

  10. (d) Employment Agreement between the Company and David N. Klein incorporated by reference to the Company's annual report of Form 10-K for the year ended December 31, 1995.(*)

  10. (e) Employment Agreement between the Company and Richard B. Klein incorporated by reference to the Company's annual report of Form 10-K for the year ended December 31, 1995.(*)

  10. (f) Employment Agreement between the Company and Robert Sachs incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.(*)

  10. (g) Employment Agreement between the Company and Gail Pohn incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.(*)

  10. (h) Employment Agreement between the Company and Steven Small incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.(*)

  10. (i) Agreement and General Release between the
          Company and Stanley L. Atlas dated,
          October 26, 1993.  Exhibit 10 (h) to the
          Company's annual report on Form 10-K for the year ended December 31, 1993 is incorporated by reference herein.(*)

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

  10. (l) Mid-America Bancorp 1996 Management Incentive
          Compensation Plan.(*)

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

      13. Selected portions of the annual report to shareholders for the year ended December 31, 1996.

      21. Subsidiaries of the Company.

      23. Consent of independent auditors.

      27. Financial Data Schedule.

      99. Additional Exhibits

          Form 11-K