Form 10-Q
period 1997-03-31
MID AMERICA BANCORP/KY/
filed 1997-05-14
CIK 711083

UNITED   STATES
              SECURITIES   AND  EXCHANGE  COMMISSION
                    WASHINGTON,   D.C.  20549

                            FORM 10-Q

   (X) QUARTERLY   REPORT   UNDER  SECTION  13 OR 15 (d) OF THE
              SECURITIES   EXCHANGE   ACT  OF  1934

          For quarterly period ended March 31, 1997
                                OR

  ( ) TRANSITION   REPORT   PURSUANT   TO  SECTION  13 OR 15(d)
           OF THE SECURITIES   EXCHANGE   ACT  OF  1934

                  Commission File Number 1-10602

                      MID-AMERICA   BANCORP
       (Exact name of registrant as specified in its charter)

          KENTUCKY                     61-1012933
(State or other jurisdiction   (I.R.S. Employer Identification No.)
of incorporation or organization)

        500 West Broadway, Louisville, Kentucky     40202
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

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No
              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
April 30, 1997: 9,491,333 shares of common stock, no par value




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

ITEM 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Mid-America Bancorp and subsidiaries are submitted herewith:

     Consolidated balance sheets - March 31, 1997 and December 31,
          1996
     Consolidated statements of income - three months ended March
          31, 1997 and 1996
     Consolidated statements of changes in shareholders' equity -
          three months ended March 31, 1997 and 1996
     Consolidated statements of cash flows - three months ended
          March 31, 1997 and 1996
     Notes to consolidated financial statements



MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                                    March 31      December 31
                                                                   -----------    ------------
                                                                       1997           1996
ASSETS                                                             -----------    ------------
Cash and due from banks                                               $25,939         $30,884
Federal funds sold                                                     32,000          20,200
Securities purchased under agreements to resell                       135,000         110,000
Securities available for sale, amortized cost of $338,738 (1997)
  and $333,681 (1996) (Note 3)                                        337,954         336,118
Securities held to maturity, market value of $15,715 (1997)
  and $75,751 (1996) (Note 3)                                          15,611          75,555
Loans, net of unearned income of $14,978 (1997) and $15,916 (1996)    782,772         804,182
Allowance for loan losses (Note 4)                                     (9,097)         (9,167)
                                                                   -----------    ------------
  Loans, net                                                          773,675         795,015
Premises and equipment                                                 20,945          21,451
Other assets                                                           37,564          31,710
                                                                   -----------    ------------
    TOTAL ASSETS                                                   $1,378,688      $1,420,933
                                                                   ===========    ============

LIABILITIES
Deposits:
  Non-interest bearing                                               $119,505        $127,703
  Interest bearing                                                    704,963         697,554
                                                                   -----------    ------------
    Total deposits                                                    824,468         825,257

Securities sold under agreements to repurchase                        272,952         285,948
Federal funds purchased                                                 1,000           4,000
Advances from the Federal Home Loan Bank                               68,073          69,042
Money orders and similar payment instruments outstanding               54,249          76,533
Accrued expenses and other liabilities                                 15,803          19,515
                                                                   -----------    ------------
    TOTAL LIABILITIES                                               1,236,545       1,280,295

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                               --              --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued and outstanding -
  9,475,902 shares (1997) and 9,425,803 shares (1996)                  26,283          26,144
Additional paid-in capital                                            105,596         104,932
Retained earnings                                                      10,813           8,093
Unrealized appreciation (depreciation) on
  securities available for sale, net of taxes                            (510)          1,585
Pension liability adjustment, net of taxes                                (39)           (116)
                                                                   -----------    ------------
    TOTAL SHAREHOLDERS' EQUITY                                        142,143         140,638
                                                                   -----------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,378,688      $1,420,933
                                                                   ===========    ============
See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                                                 Three months ended
                                                                       March 31
                                                             --------------------------
                                                                 1997           1996
                                                             -----------    -----------
INTEREST INCOME:
Interest and fees on loans                                      $18,838        $17,915
Interest and dividends on:
  Taxable securities                                              4,817          4,390
  Tax-exempt securities                                             595            208
Interest on federal funds sold                                      290            446
Interest on securities purchased under
  agreements to resell                                            1,851          1,600
                                                             -----------    -----------
    Total interest income                                        26,391         24,559
                                                             -----------    -----------
INTEREST EXPENSE:
Interest on deposits                                              7,900          7,475
Interest on federal funds purchased and
  securities sold under agreements to repurchase                  3,544          3,112
Interest on Federal Home Loan Bank advances                       1,053          1,141
                                                             -----------    -----------
    Total interest expense                                       12,497         11,728
                                                             -----------    -----------
Net interest income before provision for loan losses             13,894         12,831
Provision for loan losses (Note 4)                                  --             --
                                                             -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              13,894         12,831
                                                             -----------    -----------
NON-INTEREST INCOME:
Income from trust department                                        285            268
Service charges on deposit accounts                               1,209          1,076
Money order fees                                                    674            956
Securities gains                                                     76          1,168
Other                                                             1,104            753
                                                             -----------    -----------
    Total non-interest income                                     3,348          4,221
                                                             -----------    -----------
OTHER OPERATING EXPENSES:
Salaries and employee benefits                                    6,156          6,219
Occupancy expense                                                   771            756
Furniture and equipment expenses                                  1,176          1,220
Other (Note 5)                                                    2,589          2,489
                                                             -----------    -----------
    Total other operating expenses                               10,692         10,684
                                                             -----------    -----------
Income before income taxes                                        6,550          6,368
Income tax expense                                                2,033          2,051
                                                             -----------    -----------
NET INCOME                                                       $4,517         $4,317
                                                             ===========    ===========

NET INCOME PER COMMON SHARE (Note 2)                              $0.47          $0.45
                                                             ===========    ===========
Weighted Average Number of Shares Outstanding                     9,633          9,492
                                                             ===========    ===========

See notes to consolidated financial statements.


/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands except per share data)  (Unaudited)

                                                                          Three months ended
                                                                              March 31
                                                                       ------------------------
                                                                           1997          1996
                                                                       -----------   ----------
Balance, January 1                                                       $140,638     $132,950
Net income                                                                  4,517        4,317
Cash dividends declared - $.19 (1997) and $.145 (1996) per share           (1,797)      (1,365)
Stock options exercised, including related tax benefits                       803          356
Unrealized depreciation on securities available for sale, net of taxes     (2,095)      (3,329)
Pension liability adjustment, net of taxes                                     77           --
                                                                       -----------   ----------
Balance, March 31                                                        $142,143     $132,929
                                                                       ===========   ==========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)  (Unaudited)

                                                                                      Three months
                                                                                     ended March 31
                                                                               --------------------------
                                                                                   1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                          -----------    -----------
Net income                                                                         $4,517         $4,317
 Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation, amortization and accretion, net                                     884            800
    Provision for loan losses                                                          --             --
    Federal Home Loan Bank stock dividend                                            (248)          (233)
    Gain on sales of securities                                                       (76)        (1,168)
    Loss (gain) on sales of other real estate                                         (10)            19
    Deferred taxes                                                                   (163)           (91)
  Decrease (increase) in interest receivable                                         (805)           122
  Decrease (increase) in other assets                                              (5,130)         2,720
  Decrease in money orders and similar payment instruments outstanding            (22,284)       (26,449)
  Increase in other liabilities                                                     1,723          1,803
                                                                               -----------    -----------
Net cash used in operating activities                                             (21,592)       (18,160)
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                      (37,945)       (44,517)
  Proceeds from maturities of securities available for sale                        20,419         22,184
  Proceeds from sales of securities available for sale                             12,998         28,786
  Purchases of securities held to maturity                                         (4,358)        (1,013)
  Proceeds from maturities of securities held to maturity                          60,000         53,725
  Proceeds from sales of other real estate                                             15            549
  Decrease (increase) in customer loans                                            21,340        (10,204)
  Proceeds from sales of premises and equipment                                        11             82
  Payments for purchases of premises and equipment                                   (196)        (1,777)
                                                                               -----------    -----------
Net cash provided by investing activities                                          72,284         47,815
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                           (789)       (29,531)
  Net increase (decrease) in securities sold under agreements to repurchase       (12,996)        46,623
  Net increase (decrease) in federal funds purchased                               (3,000)         1,250
  Repayment of advances from the Federal Home Loan Bank                              (969)        (1,003)
  Stock options exercised                                                             714            338
  Dividends paid                                                                   (1,797)        (1,365)
                                                                               -----------    -----------
Net cash provided by (used in) financing activities                               (18,837)        16,312
                                                                               -----------    -----------
Net increase in cash and cash equivalents                                          31,855         45,967
Cash and cash equivalents at January 1                                            161,084        164,162
                                                                               -----------    -----------
Cash and cash equivalents at March 31                                            $192,939       $210,129
                                                                               ===========    ===========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The accounting and reporting policies of Mid-America Bancorp and its subsidiaries (the Company) conform with generally accepted accounting principles and general practices within the banking industry. The accompanying unaudited consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies footnote which appears in the Company's 1996 Annual Report and Form 10-K filed with the Securities and Exchange Commission.

2. Appropriate share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1996.

3. The amortized cost and market value of securities available for sale are summarized as follows:

                                                              March 31, 1997         December 31, 1996
                                                         ----------------------  ------------------------
   In thousands                                          Amortized     Market     Amortized     Market
                                                            Cost       Value        Cost         Value
                                                         ----------  ----------  -----------  -----------
     U.S. Treasury and U.S. government agencies           $120,157    $120,040     $147,230     $148,300
     Collateralized mortgage obligations                   130,299     129,524      100,308      100,754
     States and political subdivisions                      46,269      46,385       40,697       41,604
     Corporate obligations                                  25,280      25,272       28,811       28,825
     Equity securities                                      16,733      16,733       16,635       16,635
                                                         ----------  ----------  -----------  -----------
                                                          $338,738    $337,954     $333,681     $336,118
                                                         ==========  ==========  ===========  ===========

   The amortized cost and market value of securities held to maturity are summarized as follows:

                                                              March 31, 1997         December 31, 1996
                                                         ----------------------  ------------------------
   In thousands                                             Book       Market       Book        Market
                                                           Value       Value        Value        Value
                                                         ----------  ----------  -----------  -----------
     U.S. Treasury and U.S. government agencies            $15,511     $15,615      $75,455      $75,651
     Corporate obligations                                     100         100          100          100
                                                         ----------  ----------  -----------  -----------
                                                           $15,611     $15,715      $75,555      $75,751
                                                         ==========  ==========  ===========  ===========

4. Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                                          March 31,              December 31,
   In thousands                                             1997                    1996
                                                         ----------              -----------
       Balance, January 1                                   $9,167                   $9,318
       Provision for Loan Losses                               --                       414
       Recoveries                                               60                      460
       Loans charged-off                                      (130)                  (1,025)
                                                         ----------              -----------
       Balance, end of period                               $9,097                   $9,167
                                                         ==========              ===========


5. Other operating expenses consist of the following:

                                                                                                 Three Months Ended
   In thousands                                                                                    March 31, 1997
                                                                                              ------------------------
                                                                                                  1997          1996
                                                                                              -----------  -----------
     Advertising and marketing                                                                      $361         $224
     Operating supplies                                                                              655          359
     Professional fees                                                                               201          239
     Taxes - Bank shares, property and other                                                         427          364
     Other                                                                                           945        1,303
                                                                                              -----------  -----------
                                                                                                  $2,589       $2,489
                                                                                              ===========  ===========

6. On January 1, 1997, the Company implemented Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The implementation of SFAS No. 125 did not have a material effect on the Company's financial statements.

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for Mid-America Bancorp and its subsidiaries for the three months ended March 31, 1997, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred during the first three months of 1997 compared to December 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income for the quarter ended March 31, 1997 was $4,517,000 or $0.47 per share compared to $4,317,000 or $0.45 per share for the same period last year. Net income for the quarter ended March 31, 1997, when compared to the same period in 1996, increased 4.6%. Excluding the effect of securities gains, net income for the quarter ended March 31, 1997, increased 25.6% compared to the first quarter last year.

     The results for the first three months of 1997 compared to the comparable period in 1996 reflected the following:

          *Increased net interest income, as a result of  increases
           in earning assets
          *Securities gains of $76,000 in 1997 and $1,168,000, in
           1996
          *An increase in non-interest income, excluding securities
           gains
          *An insignificant increase in other operating expenses

     Net interest income

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three months ending March 31, 1997 and 1996.


Dollars in thousands                               Three Months Ended
                                                        March 31
                                                ------------------------
                                                     1997         1996
                                                ----------   -----------
Total interest income                              $26,391      $24,559
Tax equivalent adjustment                              426          335
                                                  --------     --------
Tax equivalent interest income                      26,817       24,894
Total interest expense                              12,497       11,728
                                                  --------     --------
Tax equivalent net interest income                 $14,320      $13,166
                                                  ========     ========
Average rate on earning assets                        8.23%        8.26%
Average rate on interest bearing liabilities          4.80%        4.84%
Net interest spread, annualized                       3.43%        3.42%
Net interest margin, annualized                       4.39%        4.37%
Average earning assets                          $1,323,890   $1,212,346
Average interest bearing liabilities            $1,056,681     $972,635


     Tax equivalent net interest income increased $1.154 million or approximately 8.8% for the three months ended March 31, 1997, compared to the first quarter in 1996. This increase results primarily from an increase in average earning assets of $112 million or 9.2%. The net interest spread and net interest margin both increased slightly during the first quarter of 1997 compared to the first quarter in 1996. The average rate on earning assets and the costs of interest bearing liabilities were relatively unchanged. Market interest rates were relatively stable since the first quarter of 1996.



Allowance for Loan Losses and Provision for Loan Losses

     The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. Based on this process, the allowance for loan losses was considered adequate and no provision for loan losses was considered necessary for the three months ended March 31, 1997 and 1996. See "Non-Performing Loans and Assets". The allowance for loan losses is established by charges to operating earnings and reduced by charge-offs, net of recoveries.

          An analysis of the changes in the allowance for loan losses and selected ratios follows:


Dollars in thousands                           Three Months Ended
                                                    March 31
                                               ------------------
                                                  1997     1996
                                                -------  -------
Balance at January 1                             $9,167   $9,318
  Provision for loan losses                          --       --
  Loan (charge-offs) recoveries, net                (70)       2
                                                -------  -------
Balance March 31                                 $9,097   $9,320
                                                =======  =======
Average loans, net of unearned income          $800,478 $752,833
Provision for loan losses to average loans           --       --
Allowance for loan losses to average loans         1.14%    1.24%
Allowance for loan losses to period-end loans      1.16%    1.23%



     Non-interest Income and Other Operating Expenses

     The following table sets forth the major components of non-interest income and other operating expenses for the three months ending March 31, 1997 and 1996:

Dollars in thousands                   Three months ended
                                            March 31
                                       ------------------
                                          1997     1996
                                        -------  -------
Non-Interest Income:
  Income from trust department             $285     $268
  Service charges on deposit accounts     1,209    1,076
  Money order fees                          674      956
  Securities gains                           76    1,168
  Other                                   1,104      753
                                        -------  -------
Total non-interest income                $3,348   $4,221
                                        =======  =======
Other Operating Expenses:
  Salaries and employee benefits         $6,156   $6,219
  Occupancy expenses                        771      756
  Furniture and equipment expenses        1,176    1,220
  Advertising and marketing                 361      224
  Operating supplies                        655      359
  Professional fees                         201      239
  Taxes-Bank, property and other            427      364
  Other                                     945    1,303
                                        -------  -------
Total other operating expenses          $10,692  $10,684
                                        =======  =======


     In the first quarter of 1997 non-interest income included $76,000 of securities gains compared to $1,168,000 of securities gains in the first quarter of 1996. Excluding these securities gains, non-interest income increased $219,000 or 7.2%. This increase was achieved despite the 30% decline in money order fees resulting from the reduced agent base subsequent to the Western Union program agent base sale in the third quarter of 1996. An increasing retail customer base, new products and product pricing adjustments, contributed to increases in fees on deposits, ATMs and debit cards. Other non-interest income in 1997 includes a $117,000 gain on the sale of a closed branch facility.

     Other operating expense increased by merely $8,000 with each major category of other operating expense reflecting expense controls. The most significant portion of other operating expenses, salaries and benefits, decreased $63,000 or 1%. This decrease was achieved despite the impact of merit increases effective in April 1996, as the Company reduced the level of full-time equivalent employees from 660 in March 1996 to 618 in March
1997. Most of this decrease was achieved through attrition. Components of other operating expenses that increased in 1997 compared to 1996 included advertising and marketing, and supply costs. These increases are attributed primarily to the Company's efforts to increase market share. Also, impacting other operating expenses was a $155,000 decline in uncollectible money order fees.

     Income Taxes

     The Company had income tax expense of $2,033,000 for the first quarter of 1997 compared to $2,051,000 for the same period in 1996 which yielded effective tax rates of 31.0% for 1997 and 32.2% for 1996.

B.   FINANCIAL CONDITION

     Total Assets

     Average assets increased $43,208,000 or 3.2% to $1,387,420,000 for the first quarter of 1997 compared to the last quarter of 1996. Actual total assets decreased approximately $42 million from December 31, 1996 to March 31, 1997. Included in the increase in average earning assets are increases in retail loans of $9 million, an increase in securities of $3 million and an increase short-term liquid assets of $33 million. The earning asset growth was funded by a $8 million increase in checking and savings account balances, a $1 million increase in time deposits and a $22 million increase in customer repurchase agreements.


     Nonperforming Loans and Assets

     A summary of non-performing loans and assets follows:

     Dollars in thousands                    March 31,      December 31,
                                                1997            1996

     Loans accounted for on a non-
        accrual basis                          $3,011           $3,424
     Loans contractually past due
        ninety days or more as to
        interest or principal payments            876              925
                                             --------         --------
     Total non-performing loans                 3,887            4,349
     Other real estate held for sale            9,573            9,577
                                             --------         --------
     Total non-performing assets              $13,460          $13,926
                                             ========         ========

     Non-performing loans to total loans         .50%             .54%
     Non-performing assets to total assets       .98%             .98%
     Allowance for loan losses to non-
        performing loans                         234%             211%

     Loans classified as impaired at March 31, 1997 aggregated
$3,011,000 and included all non-accrual loans. At December 31, 1996, impaired loans aggregated $3,424,000.

     Other real estate aggregated $9.6 million at March 31, 1997 and was principally comprised of properties acquired in settlement of problem real estate development loans in April 1996. The real estate associated with the above mentioned problem loan situation which aggregated $15.2 million originally, has been reduced by property sales and has a carrying value of $9.4 million at March 31, 1997. The Company has a contract for additional property sales expected to close in May 1997 that will further reduce the carrying value by approximately $500,000. Also, the Company has a sales contract for a portion of these properties with a carrying value of approximately $1.5 million, that is contingent on zoning changes which are not expected to be resolved until late 1997. These properties had previously been adjusted to fair value in late 1995 and subsequent sales and current contracts support carrying values.

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

     The Company's adjusted one year cumulative interest sensitivity gap was (3.51%) at March 31, 1997 compared to (.24%) at December 31, 1996. The cumulative interest sensitivity gap through 90 days was (1.34%) at March 31, 1997 compared to 3.41% at December 31, 1996. Interest rate swap contracts with notional amounts aggregating $150 million, that pay the floating prime rate for the right to receive a weighted average fixed rate of 8.56%, have been utilized to supplement on-balance sheet strategies to reduce the Company's sensitivity to interest rate changes. At March 31, 1997 and December 31, 1996, the aggregate fair value of interest rate swap contracts was approximately ($2,587,000) and $1,019,000, respectively. The Company expects that the 25 basis point increase in prime on March 25, 1997 will not have a significant impact on net interest income for the remainder of 1997.

     The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Mid-America
Bank of Louisville and Trust Company.

D.   CAPITAL   RESOURCES

     At March 31, 1997 shareholders' equity totaled $142,143,000, an increase of $1.5 million since December 31, 1996. Since December 31, 1996, the Company's available for sale securities portfolio had unrealized losses, net of taxes, that reduced shareholders' equity $2,095,000.

     The Company's capital ratios exceed minimum regulatory requirements and are as follows:

                           Company    Company
                             March   December   Minimum
                          31, 1997   31, 1996   Required
                         ---------  ---------  ---------
Leverage Ratio               10.3%      10.6%       4.0%
Tier I risk based capital    15.2%      14.6%       4.0%
Total risk based capital     16.2%      15.6%       8.0%

E.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basis EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statement.

     SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. This Statement contains no change in disclosure requirements for companies that were subject to previously existing requirements. This Statement was issued to eliminate the exemption of nonpublic entities from certain previously issued disclosure requirements.

     This Statement is effective for financial statements for periods ending after December 15, 1997. The implementation of this Statement will not have a material effect on the Company's consolidated financial statements.


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

                         Mid-America Bancorp
                           (Registrant)

Date:  May 9, 1997            By: /s/ Steven Small
                                 Steven Small
                                 Executive Vice President and
                                 Chief Financial Officer

Date:  May 9, 1997            By: /s/ R.K. Guillaume
                                 R.K. Guillaume
                                 Chief Executive Officer



                          INDEX EXHIBITS


Exhibits

     27   Financial Data Schedule