Form 10-Q
period 1997-06-30
MID AMERICA BANCORP/KY/
filed 1997-08-13
CIK 711083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended June 30, 1997
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No
              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
August 1, 1997: 9,514,345 shares of common stock, no par value



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

ITEM 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are submitted herewith:

     Consolidated balance sheets - June 30, 1997 and December 31, 1996 Consolidated statements of income - three and six months ended
         June 30, 1997 and 1996
     Consolidated statements of changes in shareholders' equity -
         six months ended June 30, 1997 and 1996
     Consolidated statements of cash flows - six months ended June
         30, 1997 and 1996
     Notes to consolidated financial statements



MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                      June 30      December 31
                                                    -----------    -----------
                                                        1997           1996
ASSETS                                              -----------    -----------
Cash and due from banks                                $32,277        $30,884
Federal funds sold                                      36,700         20,200
Securities purchased under agreements to resell        140,000        110,000
Securities available for sale, amortized cost
  of $345,726 (1997) and $333,681 (1996) (Note 3)      348,613        336,118
Securities held to maturity, market value
  of $20,754 (1997) and $75,751 (1996) (Note 3)         20,633         75,555
Loans, net of unearned income of $13,555 (1997)
  and $15,916 (1996)                                   808,281        804,182
Allowance for loan losses (Note 4)                      (9,057)        (9,167)
                                                    -----------    -----------
  Loans, net                                           799,224        795,015
Premises and equipment                                  20,610         21,451
Other assets                                            38,584         31,710
                                                    -----------    -----------
    TOTAL ASSETS                                    $1,436,641     $1,420,933
                                                    ===========    ===========

LIABILITIES
Deposits:
  Non-interest bearing                                $204,673       $127,703
  Interest bearing                                     701,520        697,554
                                                    -----------    -----------
    Total deposits                                     906,193        825,257

Securities sold under agreements to repurchase         231,502        285,948
Federal funds purchased                                  1,000          4,000
Advances from the Federal Home Loan Bank                66,601         69,042
Money orders and similar payment
  instruments outstanding                               54,348         76,533
Accrued expenses and other liabilities                  29,134         19,515
                                                    -----------    -----------
    TOTAL LIABILITIES                                1,288,778      1,280,295

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                 --             --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued
  and outstanding - 9,510,176 shares (1997)
  and 9,425,803 shares (1996)                           26,378         26,144
Additional paid-in capital                             106,035        104,932
Retained earnings                                       13,613          8,093
Unrealized appreciation on securities
  available for sale, net of taxes                       1,876          1,585
Pension liability adjustment, net of taxes                 (39)          (116)
                                                    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                         147,863        140,638
                                                    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,436,641     $1,420,933
                                                    ===========    ===========
See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                        Three months ended    Six months ended
                                              June 30              June 30
                                        ------------------   ------------------
                                          1997      1996       1997      1996
                                        --------  --------   --------  --------
INTEREST INCOME:
Interest and fees on loans              $19,040   $18,119    $37,878   $36,034
Interest and dividends on:
  Taxable securities                      4,974     4,432      9,791     8,822
  Tax-exempt securities                     670       259      1,265       467
Interest on federal funds sold              378       485        668       931
Interest on securities purchased under
  agreements to resell                    1,558     1,728      3,409     3,328
                                        --------  --------   --------  --------
    Total interest income                26,620    25,023     53,011    49,582
                                        --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits                      7,935     7,461     15,835    14,936
Interest on federal funds purchased
  and securities sold under
  agreements to repurchase                3,418     3,363      6,962     6,475
Interest on Federal Home
  Loan Bank advances                      1,031     1,118      2,084     2,259
                                        --------  --------   --------  --------
    Total interest expense               12,384    11,942     24,881    23,670
                                        --------  --------   --------  --------
Net interest income before
  provision for loan losses              14,236    13,081     28,130    25,912
Provision for loan losses (Note 4)           --       104         --       104
                                        --------  --------   --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              14,236    12,977     28,130    25,808
                                        --------  --------   --------  --------
NON-INTEREST INCOME:
Income from trust department                240       231        525       499
Service charges on deposit accounts       1,206     1,110      2,415     2,186
Money order fees                            636     1,003      1,310     1,959
Securities gains (losses)                    (8)        8         68     1,176
Other                                       946       679      2,050     1,432
                                        --------  --------   --------  --------
    Total non-interest income             3,020     3,031      6,368     7,252
                                        --------  --------   --------  --------
OTHER OPERATING EXPENSES:
Salaries and employee benefits            6,416     6,279     12,572    12,498
Occupancy expense                           721       713      1,491     1,469
Furniture and equipment expenses          1,042     1,210      2,218     2,430
Other (Note 5)                            2,407     2,231      4,997     4,720
                                        --------  --------   --------  --------
    Total other operating expenses       10,586    10,433     21,278    21,117
                                        --------  --------   --------  --------
Income before income taxes                6,670     5,575     13,220    11,943
Income tax expense                        2,065     1,868      4,098     3,919
                                        --------  --------   --------  --------
NET INCOME                               $4,605    $3,707     $9,122    $8,024
                                        ========  ========   ========  ========
PRIMARY NET INCOME PER
  COMMON SHARE (Note 2)                   $0.47     $0.39      $0.94     $0.84
                                        ========  ========   ========  ========
FULLY DILUTED NET INCOME
  PER COMMON SHARE (Note 2)               $0.47     $0.39      $0.94     $0.84
                                        ========  ========   ========  ========
Weighted Average Equivalent
  Shares Outstanding (Note 2)             9,779     9,494      9,754     9,493
                                        ========  ========   ========  ========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)  (Unaudited)

                                                                Six months
                                                              ended June 30
                                                          ----------------------
                                                              1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:                     ----------  ----------
Net income                                                   $9,122      $8,024
 Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation, amortization and accretion, net             2,007       1,716
    Provision for loan losses                                    --         104
    Federal Home Loan Bank stock dividend                      (512)       (470)
    Gain on sales of securities                                 (68)     (1,176)
    Gain on sales of other real estate
      and provision for real estate losses, net                 (55)        (38)
    Deferred taxes                                             (434)     (1,690)
  Increase in interest receivable                              (470)       (453)
  Increase in other assets                                   (7,033)     (5,980)
  Decrease in money orders and similar
   payment instruments outstanding                          (22,185)    (21,708)
  Increase in other liabilities                               1,996       2,179
                                                          ----------  ----------
Net cash used in operating activities                       (17,632)    (19,492)
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                (72,217)    (88,526)
  Proceeds from maturities of
   securities available for sale                             49,767      35,081
  Proceeds from sales of securities available for sale       22,710      32,793
  Purchases of securities held to maturity                   (9,386)     (2,012)
  Proceeds from maturities of securities held to maturity    60,000      54,725
  Proceeds from sales of other real estate                      745       3,650
  Increase in customer loans                                 (4,218)    (30,306)
  Proceeds from sales of premises and equipment                 152          87
  Payments for purchases of premises and equipment             (661)     (2,496)
                                                          ----------  ----------
Net cash provided by investing activities                    46,892       2,996
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                   80,936     125,411
  Net decrease in securities sold
   under agreements to repurchase                           (54,446)    (29,013)
  Net increase (decrease) in federal funds purchased         (3,000)      1,250
  Repayment of advances from the Federal Home Loan Bank      (2,441)     (2,524)
  Stock options exercised                                     1,185         490
  Dividends paid                                             (3,601)     (2,916)
                                                          ----------  ----------
Net cash provided by financing activities                    18,633      92,698
                                                          ----------  ----------
Net increase in cash and cash equivalents                    47,893      76,202
Cash and cash equivalents at January 1                      161,084     164,162
                                                          ----------  ----------
Cash and cash equivalents at June 30                       $208,977    $240,364
                                                          ==========  ==========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands except per share data)  (Unaudited)

                                                            Six months ended
                                                                June 30
                                                         ----------------------
                                                             1997        1996
                                                         ----------  ----------
Balance, January 1                                        $140,638    $132,950
Net income                                                   9,122       8,024
Cash dividends declared - $.38 (1997)
  and $.31 (1996) per share                                 (3,601)     (2,916)
Stock options exercised, including related tax benefits      1,336         508
Unrealized appreciation (depreciation) on securities
  available for sale, net of taxes                             291      (4,554)
Pension liability adjustment, net of taxes                      77          --
                                                         ----------  ----------
Balance, June 30                                          $147,863    $134,012
                                                         ==========  ==========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The accounting and reporting policies of Mid-America Bancorp and its subsidiaries (the Company) conform with generally accepted accounting principles and general practices within the banking industry. The accompanying unaudited consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies footnote which appears in the Company's 1996 Annual Report and Form 10-K filed with the Securities and Exchange Commission.

2.Appropriate share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1996.

3.The amortized cost and market value of securities available for sale are summarized as follows:

                                          June 30, 1997      December 31, 1996
                                      --------------------  --------------------
  In thousands                        Amortized   Market    Amortized   Market
                                        Cost       Value      Cost       Value
                                      ---------  ---------  ---------  ---------
  U.S. Treasury and
    U.S. government agencies          $109,096   $109,641   $147,230   $148,300
  Collateralized mortgage obligations  151,985    153,037    100,308    100,754
  States and political subdivisions     49,795     51,092     40,697     41,604
  Corporate obligations                 17,842     17,835     28,811     28,825
  Equity securities                     17,008     17,008     16,635     16,635
                                      ---------  ---------  ---------  ---------
                                      $345,726   $348,613   $333,681   $336,118
                                      =========  =========  =========  =========

  The amortized cost and market value of securities held to maturity are summarized as follows:

                                          June 30, 1997      December 31, 1996
                                      --------------------  --------------------
  In thousands                          Book      Market      Book      Market
                                        Value      Value      Value      Value
                                      ---------  ---------  ---------  ---------
  U.S. Treasury and
    U.S. government agencies           $20,533    $20,654    $75,455    $75,651
  Corporate obligations                    100        100        100        100
                                      ---------  ---------  ---------  ---------
                                       $20,633    $20,754    $75,555    $75,751
                                      =========  =========  =========  =========

4.Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                       June 30,  December 31,
  In thousands                           1997       1996
                                      ---------  ---------
  Balance, January 1                    $9,167     $9,318
  Provision for loan losses                 --        414
  Recoveries                               109        460
  Loans charged-off                       (219)    (1,025)
                                      ---------  ---------
  Balance, end of period                $9,057     $9,167
                                      =========  =========


5.Other operating expenses consists of the following:

                                       Three Months Ended     Six Months Ended
  In thousands                               June 30               June 30
                                      --------------------  --------------------
                                          1997        1996      1997        1996
                                      ---------  ---------  ---------  ---------
  Advertising and marketing               $521       $289       $882       $513
  Operating supplies                       372        385      1,027        744
  Professional fees                        279        378        503        617
  Taxes - Bank, property and other         409        407        836        771
  Other                                    827        772      1,749      2,075
                                      ---------  ---------  ---------  ---------
                                        $2,408     $2,231     $4,997     $4,720
                                      =========  =========  =========  =========

6.On January 1, 1997, the Company implemented Statement of Financial
  Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The implementation of SFAS No. 125 did not have a material effect on the Company's financial statements.








ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for Mid-America Bancorp and its subsidiaries for the three and six months ended June 30, 1997 and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred between December 31, 1996 and June 30, 1997. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income for the six months ended June 30, 1997 was $9,122,000 or $0.94 per share, compared to $8,024,000 or $0.84 per share for the six months ended June 30, 1996. Net income for the second quarter of 1997 was $4,605,000 or $0.47 per share. Net income for the second quarter of 1996 was $3,707,000 or $0.39 per share.

     Net income for the six months ended June 30, 1997, when compared to the same period in 1996, increased 13.7% and net income per share increased 11.9%. For the second quarter of 1997 compared to the second quarter of 1996, net income increased 24.2% and net income per share increased 20.5%. Excluding the effects of securities transactions in each period, the six month increase in net income was 25% and the second quarter increase was 24.3%. The Company's results for the quarter and year-to-date periods ended June 30, 1997, compared to the same periods in 1996, reflect a strong increase in the level of core earnings and include the following:

     *Increased net interest income resulting primarily from increases in average earning assets.

     *Year-to-date securities gains of $68,000 in 1997, and $1,176,000 in 1996.

     *Increases in non-interest income, excluding the decline in money order fees and securities transactions, of 18% and 21% for the quarter and year-to-date, respectively.

     *Insignificant proportional increases in other operating expenses.












     Net Interest Income

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities.
The net interest spread is the difference between the average yield on earning assets and the average rate on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and six months ended June 30, 1997 and 1996.

In thousands except percentages
                                     Three Months Ended     Six Months Ended
                                          June 30               June 30
                                     --------------------  --------------------
                                        1997       1996       1997       1996
                                     --------   --------   --------   --------
Total interest income                 $26,620    $25,023    $53,011    $49,582
Tax equivalent adjustment                 446        354        872        689
                                      -------    -------    -------    -------
Tax equivalent interest income         27,066     25,377     53,883     50,271
Total interest expense                 12,384     11,942     24,881     23,670
                                      -------    -------    -------    -------
Tax equivalent net interest income    $14,682    $13,435    $29,002    $26,601
                                      =======    =======    =======    =======
Average rate on earning assets           8.35%      8.25%      8.29%      8.26%
Average rate on
  interest bearing liabilities           4.78%      4.77%      4.79%      4.80%
Net interest spread, annualized          3.57%      3.48%      3.50%      3.46%
Net interest margin, annualized          4.53%      4.37%      4.46%      4.37%
Average earning assets             $1,300,442 $1,232,663 $1,312,102 $1,222,505
Average interest
  bearing liabilities              $1,038,485 $1,004,132 $1,047,533   $988,383


     Net interest income on a tax equivalent basis increased $1,247,000 or 9.3% for the quarter and $2,401,000 or 9.0% for the year-to-date, resulting primarily from volume increases. During the three and six month periods of 1997, average earning assets increased 5.5% and 7.3%, respectively, compared to the prior year's periods. The net interest spread and margin both improved for the three month and year-to-date periods as asset yields increased slightly while liability costs were relatively stable.

     Provision for Loan Losses

     The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgement, deserve current recognition. Based on this process, the allowance for loan losses was considered adequate and no provision for loan losses was considered necessary in 1997. See "Non-Performing Loans and Assets". The allowance for loan losses is established by charges to operating earnings.

          An analysis of the changes in the allowance for loan losses and selected ratios follows:


Dollars in thousands                            Six Months Ended
                                                    June 30
                                               ------------------
                                                   1997     1996
                                                -------  -------
Balance at January 1                             $9,167   $9,318
  Provision for loan losses                         --       104
  Loan charge-offs, net                            (110)     (26)
                                                -------  -------
Balance June 30                                  $9,057   $9,396
                                                =======  =======
Average loans, net of unearned income          $797,150 $754,324
Provision for loan losses to average loans          --      0.01%
Allowance for loan losses to average loans         1.14%    1.25%
Allowance for loan losses to period-end loans      1.12%    1.23%

  Non-interest Income and Other Operating Expenses

  The following table sets forth the major components of non-interest income and other operating expenses for the three and six months ended June 30, 1997 and 1996:

                                    Three months ended      Six months ended
Dollars in thousands                     June 30                 June 30
                                ----------------------  ----------------------
                                  1997    1996   Incr     1997    1996   Incr
                                                (Decr)                  (Decr)
                                ------  ------  ------  ------  ------  ------
Non-Interest Income:
  Income from trust department    $240    $231      $9    $525    $499     $26
  Service charges on
    deposit accounts             1,206   1,110      96   2,415   2,186     229
  Money order fees                 636   1,003    (367)  1,310   1,959    (649)
  Securities gains (losses)         (8)      8     (16)     68   1,176  (1,108)
  Other                            946     679     267   2,050   1,432     618
                                ------  ------  ------  ------  ------  ------
Total non-interest income       $3,020  $3,031    ($11) $6,368  $7,252   ($884)
                                ======  ======  ======  ======  ======  ======
Other Operating Expenses:
  Salaries and
    employee benefits           $6,416  $6,279    $137 $12,572 $12,498     $74
  Occupancy expenses               720     713       7   1,491   1,469      22
  Furniture and
    equipment expenses           1,042   1,210    (168)  2,218   2,430    (212)
  Advertising and marketing        521     289     232     882     513     369
  Operating supplies               372     385     (13)  1,027     744     283
  Professional fees                279     378     (99)    503     617    (114)
  Taxes-Bank, property
    and other                      409     407       2     836     771      65
  Other                            827     772      55   1,749   2,075    (326)
                                ------  ------  ------  ------  ------  ------
Total other operating expenses $10,586 $10,433    $153 $21,278 $21,117    $161
                                ======  ======  ======  ======  ======  ======

     The level of non-interest income for the quarter and six month periods reflect a decline in money order fees as a result of the reduced agent base subsequent to the Western Union program agent base sale in the third quarter of 1996. Excluding the decline in money order fees and securities gains and losses, non-interest income for the three and six month periods in 1997 reflect increases of 18% and 21%, respectively, over comparable periods in 1996. These increases were achieved from increased fees and other revenue from the expanding retail customer base, and fees from new products and services. The level of non-interest income should be further enhanced in subsequent periods as a result of the expansion of the Personal Trust Department in May 1997 with the addition of six seasoned and locally recognized Trust officers.

     Other operating expenses during the quarter and six month periods increased by insignificant proportions as a result of Company-wide expense control efforts. The level of other operating expenses was favorably impacted by the reduction in full time equivalent employees from 674 in June 1996 to 627 in June 1997. Also, furniture and equipment expenses in both periods declined as a result of lower depreciation and maintenance associated with the money order operation subsequent to the agent base sale in 1996. Individually significant increases in other operating expenses related to advertising, marketing and supply costs attributed to the Company's efforts to increase market share. The other category of other operating expenses was favorably impacted by the $44,000 and $199,000 decline in uncollectible money order fees for the second quarter and the first six months of 1997, respectively.

     Income Taxes

     The Company had income tax expense of $2,065,000 for the second quarter of 1997 compared to $1,868,000 for the same period in 1996. The year-to-date tax expense and effective tax rate were $4,098,000 and 31.0% for 1997, respectively and $3,919,000 and 32.8% for 1996, respectively. The decrease in the effective rate is attributable to the increased level of tax free income resulting from the increase in tax free securities.

B.   FINANCIAL CONDITION

     Total Assets

     Total assets increased approximately $16 million from December 31, 1996 to June 30, 1997, while average assets increased $21 million or 1.5% to $1,365,189,000 for the second quarter of 1997 compared to the last quarter of 1996. During the three and six month periods ended June 30, 1997 average earning assets increased approximately $68 million and $90 million respectively, compared to the prior year periods. Average earning asset growth was funded primarily from increases in average retail deposit products during the periods. For the six months ended June 30, 1997 compared to the first six months of 1996 average asset growth included increases in average commercial loans of $13 million, increases in average retail loans of $30 million, and increases in the average securities portfolio of $55 million. For the second quarter of 1997 compared to 1996, average retail loans increased $32 million, average commercial loans increased $6 million and the securities portfolio's average was up $56 million. The average commercial loan increase for the second quarter was impacted by over $25 million of pay-offs in March 1997.

     Nonperforming Loans and Assets

     A summary of non-performing loans and assets follows:

     Dollars in thousands               June 30, 1997  December 31, 1996
                                        -------------  -----------------
     Loans accounted for on a non-
         accrual basis                     $2,123          $3,424
     Loans contractually past due
         ninety days or more as to
         interest or principal
         payments                             822              925
                                         --------         --------
     Total non-performing loans             2,945            4,349
     Other real estate held for sale        8,879            9,577
                                         --------         --------
     Total non-performing assets          $11,824          $13,926
                                         ========         ========
     Non-performing loans to total
         loans                               .36%             .54%
     Non-performing assets to total
         assets                              .82%             .98%
     Allowance for loan losses to
         non-performing loans                308%             211%

     Loans classified as impaired at June 30, 1997 aggregated $2,123,000 and included all non-accrual loans. At December 31, 1996, impaired loans aggregated $3,424,000.

     Other real estate aggregated $8.9 million at June 30, 1997 and was principally comprised of properties acquired in settlement of problem real estate development loans in April 1996. The real estate associated with the above mentioned problem situation which aggregated $15.2 million originally, has been reduced by property sales and has a carrying value of $8.8 million at June 30, 1997. The Company has sales contracts, expected to close late 1997 or early 1998, for a portion of these properties with a carrying value of approximately $1.8 million. These properties had previously been adjusted to fair value in late 1995 and subsequent sales and current contracts support carrying values.

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

     The Company's adjusted one year cumulative interest sensitivity gap was (1.00%) at June 30, 1997 compared to (.24%) at December 31, 1996.
The cumulative interest sensitivity gap through 90 days was 4.86% at June 30, 1997 compared to 3.41% at December 31, 1996. Interest rate swap contracts with notional amounts aggregating $150 million, that pay the floating prime rate for the right to receive a weighted average fixed rate of 8.56%, have been utilized to supplement on-balance sheet strategies to reduce the Company's sensitivity to interest rate changes. At June 30, 1997 and December 31, 1996, the aggregate fair value of interest rate swap contracts was approximately ($1,685,000) and ($1,019,000), respectively. Operating results in the second half of 1997 should not be significantly impacted by changes in market interest rates.

     The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Mid-America Bank of Louisville and Trust Company.

D.   CAPITAL RESOURCES

     At June 30, 1997 shareholders' equity totaled $147,863,000, an increase of $7.2 million since December 31, 1996. Since December 31, 1996, the Company's available for sale securities portfolio had unrealized gains, net of taxes, that increased shareholders' equity $291,000.

     The Company's capital ratios exceed minimum regulatory requirements and are as follows:

                                     Company    Company
                                     June 30,   December    Minimum
                                       1997     31, 1996    Required
Leverage Ratio                        10.2%      10.6%       4.00%
Tier 1 risk based capital ratio       15.0%      14.6%       4.00%
Total risk based capital ratio        15.9%      15.6%       8.00%



E.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Basic EPS under the new Statement was $.49 and $.96 for the three and six months ended June 30, 1997, respectively. Diluted EPS under the new Statement was $.48 and $.94 for the three and six months ended June 30, 1997, respectively.

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

F. SUBSEQUENT EVENT

     The Company has entered into an agreement to sell its money order subsidiary, Mid-America Money Order Company (MAMOC), to MoneyGram Payment Systems, Inc., for approximately $15 million in cash. The Company, through a new subsidiary, will retain the gift certificate business of MAMOC. The transaction, which is not significant to the financial condition or financial results of the Company, is subject to regulatory approval and is expected to close in the fourth quarter of 1997.





                   PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The regular annual meeting of shareholders of Mid-America Bancorp was held on April 17, 1997.

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

                                           For              Withheld
          Leslie D. Aberson                8,383,502        24,405
          William C. Ballard Jr.           8,378,751        29,156
          James E. Cain                    8,379,079        28,828
          Peggy Ann Markstein              8,375,283        32,624
          Orson Oliver                     8,382,436        25,471
          Benjamin K. Richmond             8,379,396        28,511
          Henry C. Wagner                  8,365,218        42,689




















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

                                   Mid-America Bancorp
                                     (Registrant)

Date:  August 12,1997              By:/s/Steven Small
                                      Steven Small
                                      Executive Vice President and
                                      Chief Financial Officer

Date:  August 12,1997              By:/s/R.K. Guillaume
                                      R.K. Guillaume
                                      Chief Executive Officer

































                       INDEX TO EXHIBITS


     27        Financial Data Schedule