Form 10-Q
period 1997-09-30
MID AMERICA BANCORP/KY/
filed 1997-11-14
CIK 711083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended September 30, 1997
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
               DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No
              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
October 31, 1997: 9,570,807 shares of common stock, no par value

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

ITEM 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are submitted herewith:

     Consolidated balance sheets - September 30, 1997 and December 31,
         1996
     Consolidated statements of income - three and nine months ended
         September 30, 1997 and 1996
     Consolidated statements of changes in shareholders' equity -
         nine months ended September 30, 1997 and 1996
     Consolidated statements of cash flows - nine months ended
         September 30, 1997 and 1996
     Notes to consolidated financial statements


MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)  (Unaudited)

                                                    September 30   December 31
                                                    -----------    -----------
                                                        1997           1996
ASSETS                                              -----------    -----------
Cash and due from banks                                $29,943        $30,884
Federal funds sold                                      21,300         20,200
Securities purchased under agreements to resell         43,000        110,000
Securities available for sale, amortized cost
  of $352,099 (1997) and $333,681 (1996) (Note 3)      357,616        336,118
Securities held to maturity, market value
  of $15,785 (1997) and $75,751 (1996) (Note 3)         15,626         75,555
Loans, net of unearned income of $12,560 (1997)
  and $15,916 (1996)                                   829,491        804,182
Allowance for loan losses (Note 4)                      (8,833)        (9,167)
                                                    -----------    -----------
  Loans, net                                           820,658        795,015
Premises and equipment                                  21,004         21,451
Other assets                                            34,275         31,710
                                                    -----------    -----------
    TOTAL ASSETS                                    $1,343,422     $1,420,933
                                                    ===========    ===========

LIABILITIES
Deposits:
  Non-interest bearing                                $113,219       $127,703
  Interest bearing                                     715,810        697,554
                                                    -----------    -----------
    Total deposits                                     829,029        825,257

Securities sold under agreements to repurchase         218,532        285,948
Federal funds purchased                                   --            4,000
Advances from the Federal Home Loan Bank                65,108         69,042
Money orders and similar payment
  instruments outstanding                               52,225         76,533
Accrued expenses and other liabilities                  25,527         19,515
                                                    -----------    -----------
    TOTAL LIABILITIES                                1,190,421      1,280,295

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                --             --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued
  and outstanding - 9,510,176 shares (1997)
  and 9,425,803 shares (1996)                           26,531         26,144
Additional paid-in capital                             106,795        104,932
Retained earnings                                       16,128          8,093
Unrealized appreciation on securities
  available for sale, net of taxes                       3,586          1,585
Pension liability adjustment, net of taxes                 (39)          (116)
                                                    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                         153,001        140,638
                                                    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,343,422     $1,420,933
                                                    ===========    ===========
See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)  (Unaudited)

                                        Three months ended   Nine months ended
                                           September 30         September 30
                                        ------------------   ------------------
                                          1997      1996       1997      1996
                                        --------  --------   --------  --------
INTEREST INCOME:
Interest and fees on loans              $19,497   $18,438    $57,375   $54,472
Interest and dividends on:
  Taxable securities                      5,068     4,744     14,859    13,566
  Tax-exempt securities                     691       356      1,956       823
Interest on federal funds sold              230       484        898     1,415
Interest on securities purchased under
  agreements to resell                    1,120     1,285      4,529     4,613
                                        --------  --------   --------  --------
    Total interest income                26,606    25,307     79,617    74,889
                                        --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits                      8,110     7,766     23,945    22,702
Interest on federal funds purchased
  and securities sold under
  agreements to repurchase                3,043     3,045     10,005     9,520
Interest on Federal Home
  Loan Bank advances                      1,009     1,097      3,093     3,356
                                        --------  --------   --------  --------
    Total interest expense               12,162    11,908     37,043    35,578
                                        --------  --------   --------  --------
Net interest income before
  provision for loan losses              14,444    13,399     42,574    39,311
Provision for loan losses (Note 4)           --       303         --       407
                                        --------  --------   --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              14,444    13,096     42,574    38,904
                                        --------  --------   --------  --------
NON-INTEREST INCOME:
Income from trust department                376       258        901       757
Service charges on deposit accounts       1,328     1,160      3,743     3,346
Money order fees                            572       938      1,882     2,897
Securities gains (losses)                    (9)   (1,036)        59       140
Other                                       969     2,651      3,019     4,083
                                        --------  --------   --------  --------
    Total non-interest income             3,236     3,971      9,604    11,223
                                        --------  --------   --------  --------
OTHER OPERATING EXPENSES:
Salaries and employee benefits            6,865     6,779     19,437    19,277
Occupancy expense                           818       774      2,309     2,243
Furniture and equipment expenses          1,209     1,125      3,427     3,555
Other (Note 5)                            2,456     3,111      7,453     7,831
                                        --------  --------   --------  --------
    Total other operating expenses       11,348    11,789     32,626    32,906
                                        --------  --------   --------  --------
Income before income taxes                6,332     5,278     19,552    17,221
Income tax expense                        2,007     1,800      6,105     5,719
                                        --------  --------   --------  --------
NET INCOME                               $4,325    $3,478    $13,447   $11,502
                                        ========  ========   ========  ========
PRIMARY NET INCOME PER
  COMMON SHARE (Note 2)                   $0.44     $0.37      $1.38     $1.21
                                        ========  ========   ========  ========
FULLY DILUTED NET INCOME
  PER COMMON SHARE (Note 2)               $0.44     $0.37      $1.36     $1.21
                                        ========  ========   ========  ========
Weighted Average Equivalent
  Shares Outstanding (Note 2)             9,906     9,481      9,869     9,488
                                        ========  ========   ========  ========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands except per share data)  (Unaudited)

                                                           Nine months ended
                                                              September 30
                                                         ----------------------
                                                             1997        1996
                                                         ----------  ----------
Balance, January 1                                        $140,638    $132,950
Net income                                                  13,447      11,502
Cash dividends declared - $.57 (1997)
  and $.475 (1996) per share                                (5,412)     (4,469)
Stock options exercised, including related tax benefits      2,250         584
Unrealized appreciation (depreciation) on securities
  available for sale, net of taxes                           2,001      (3,008)
Pension liability adjustment, net of taxes                      77          --
                                                         ----------  ----------
Balance, September 30                                     $153,001    $137,559
                                                         ==========  ==========

See notes to consolidated financial statements.
/TABLE

MID-AMERICA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)  (Unaudited)

                                                               Nine months
                                                            ended September 30
                                                          ----------------------
                                                              1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:                     ----------  ----------
Net income                                                  $13,447     $11,502
 Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation, amortization and accretion, net             3,288       2,715
    Provision for loan losses                                    --         407
    Federal Home Loan Bank stock dividend                      (784)       (714)
    Gain on sales of securities                                 (59)       (140)
    Gain on sales of other real estate
      and provision for real estate losses, net                 (58)       (127)
    Deferred taxes                                              426      (1,282)
  Increase in interest receivable                              (837)       (112)
  Increase in other assets                                   (2,734)     (6,514)
  Decrease in money orders and similar
   payment instruments outstanding                          (24,308)    (24,899)
  Increase in other liabilities                               3,030       5,699
                                                          ----------  ----------
Net cash used in operating activities                        (8,589)    (13,465)
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale               (124,643)   (151,213)
  Proceeds from maturities of
   securities available for sale                             70,126      47,584
  Proceeds from sales of securities available for sale       42,023      69,937
  Purchases of securities held to maturity                   (9,386)     (2,012)
  Proceeds from maturities of securities held to maturity    65,000      54,725
  Increase in customer loans                                (25,880)    (47,079)
  Proceeds from sales of other real estate                    1,216       6,371
  Proceeds from sales of premises and equipment                 311         900
  Payments for purchases of premises and equipment           (1,969)     (3,558)
                                                          ----------  ----------
Net cash provided by (used in) investing activities          16,798     (24,345)
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                    3,772      10,449
  Net increase (decrease) in securities sold
   under agreements to repurchase                           (67,416)     10,633
  Net increase (decrease) in federal funds purchased         (4,000)        950
  Repayment of advances from the Federal Home Loan Bank      (3,934)     (4,066)
  Stock options exercised                                     1,940         554
  Dividends paid                                             (5,412)     (4,469)
                                                          ----------  ----------
Net cash provided by (used in) financing activities         (75,050)     14,051
                                                          ----------  ----------
Net decrease in cash and cash equivalents                   (66,841)    (23,759)
Cash and cash equivalents at January 1                      161,084     164,162
                                                          ----------  ----------
Cash and cash equivalents at September 30                   $94,243    $140,403
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

2.Appropriate share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1996.

3.The amortized cost and market value of securities available for sale are summarized as follows:

                                       September 30, 1997    December 31, 1996
                                      --------------------  --------------------
  In thousands                        Amortized   Market    Amortized   Market
                                        Cost       Value      Cost       Value
                                      ---------  ---------  ---------  ---------
  U.S. Treasury and
    U.S. government agencies           $92,900    $93,714   $147,230   $148,300
  Collateralized mortgage obligations  180,619    183,020    100,308    100,754
  States and political subdivisions     49,867     52,153     40,697     41,604
  Corporate obligations                 11,433     11,449     28,811     28,825
  Equity securities                     17,280     17,280     16,635     16,635
                                      ---------  ---------  ---------  ---------
                                      $352,099   $357,616   $333,681   $336,118
                                      =========  =========  =========  =========

  The amortized cost and market value of securities held to maturity are summarized as follows:

                                       September 30, 1997    December 31, 1996
                                      --------------------  --------------------
  In thousands                        Amortized   Market    Amortized   Market
                                        Cost       Value      Cost       Value
                                      ---------  ---------  ---------  ---------
  U.S. Treasury and
    U.S. government agencies           $15,526    $15,685    $75,455    $75,651
  Corporate obligations                    100        100        100        100
                                      ---------  ---------  ---------  ---------
                                       $15,626    $15,785    $75,555    $75,751
                                      =========  =========  =========  =========

4.Allowance for Loan Losses - Changes in the allowance for loan losses are as follows:

                                      September 30,         December 31,
  In thousands                           1997                  1996
                                      ---------             ---------
  Balance, January 1                    $9,167                $9,318
  Provision for loan losses                 --                   414
  Recoveries                               133                   460
  Loans charged-off                       (467)               (1,025)
                                      ---------             ---------
  Balance, end of period                $8,833                $9,167
                                      =========             =========


5.Other operating expenses consists of the following:

                                       Three Months Ended    Nine Months Ended
  In thousands                            September 30          September 30
                                      --------------------  --------------------
                                          1997        1996      1997        1996
                                      ---------  ---------  ---------  ---------
  Advertising and marketing               $362       $377     $1,243       $890
  Operating supplies                       553        398      1,580      1,142
  Professional fees                        335        644        838      1,261
  Taxes - Bank, property and other         407        476      1,243      1,246
  Other                                    799      1,216      2,549      3,292
                                      ---------  ---------  ---------  ---------
                                        $2,456     $3,111     $7,453     $7,831
                                      =========  =========  =========  =========

6.On January 1, 1997, the Company implemented Statement of Financial
  Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The implementation of SFAS No. 125 did not have a material effect on the Company's consolidated financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for Mid-America Bancorp and its subsidiaries for the three and nine months ended September 30, 1997 and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred between December 31, 1996 and September 30, 1997. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income for the third quarter of 1997 was $4,325,000 or $0.44 per share compared to $3,478,000 or $0.37 per share for the third quarter of 1996, an increase on a fully diluted per share basis of 18.9%. Net income for the nine months ended September 30, 1997 was $13,447,000 or $1.36 per share, compared to $11,502,000 or $1.21 per share for the nine months ended September 30, 1996, a fully diluted per share increase of 12.4%. On the basis of net income excluding security gains or losses, and the gain from the sale of a portion of the money order subsidiary agent base in 1996, net income increased 41.9% and 30.0% for the third quarter and nine months ended September 30, 1997, respectively.


     Net Interest Income

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average yield on earning assets and the average rate on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and nine months ended September 30, 1997 and 1996.

In thousands except percentages

                                     Three Months Ended    Nine Months Ended
                                          September 30          September 30
                                     --------------------  --------------------
                                         1997       1996       1997       1996
                                     --------   --------   --------   --------
Total interest income                 $26,606    $25,307    $79,617    $74,889
Tax equivalent adjustment                 454        404      1,327      1,093
                                      -------    -------    -------    -------
Tax equivalent interest income         27,060     25,711     80,944     75,982
Total interest expense                 12,162     11,908     37,043     35,578
                                      -------    -------    -------    -------
Tax equivalent net interest income    $14,898    $13,803    $43,901    $40,404
                                      =======    =======    =======    =======
Average rate on earning assets           8.39%      8.25%      8.32%      8.25%
Average rate on
  interest bearing liabilities           4.78%      4.77%      4.79%      4.79%
Net interest spread, annualized          3.61%      3.48%      3.53%      3.46%
Net interest margin, annualized          4.62%      4.43%      4.51%      4.39%
Average earning assets             $1,283,091 $1,235,270 $1,302,325 $1,226,791
Average interest
  bearing liabilities              $1,009,760   $991,454 $1,034,803   $989,414


     Net interest income on a tax equivalent basis increased $1,095,000 or 7.9% for the quarter and $3,497,000 or 8.7% for the year-to-date, resulting primarily from volume increases. During the three and nine month periods of 1997, average earning assets increased 3.9% and 6.2%, respectively, compared to the prior year's periods.
The net interest spread and margin both improved for the three month and year-to-date periods as asset yields increased while liability costs were relatively stable.

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

          An analysis of the changes in the allowance for loan losses and selected ratios follows:


Dollars in thousands                           Nine Months Ended
                                                 September 30
                                               ------------------
                                                 1997     1996
                                                -------  -------
Balance at January 1                             $9,167   $9,318
  Provision for loan losses                        --        407
  Loan charge-offs, net                            (334)    (540)
                                                -------  -------
Balance September 30                             $8,833   $9,185
                                                =======  =======
Average loans, net of unearned income          $802,393 $759,511
Provision for loan losses to average loans         --       0.05%
Allowance for loan losses to average loans         1.10%    1.21%
Allowance for loan losses to period-end loans      1.06%    1.17%



  Non-interest Income and Other Operating Expenses

  The following table sets forth the major components of non-interest income and other operating expenses for the three and nine months ended
September 30, 1997 and 1996:

                                    Three months ended     Nine months ended
Dollars in thousands                    September 30            September 30
                                ----------------------  ----------------------
                                  1997    1996   Incr     1997    1996   Incr
                                                (Decr)                  (Decr)
                                ------  ------  ------  ------  ------  ------
Non-Interest Income:
  Income from trust department    $376    $258    $118    $901    $757    $144
  Service charges on
    deposit accounts             1,328   1,160     168   3,743   3,346     397
  Money order fees                 572     938    (366)  1,882   2,897  (1,015)
  Securities gains (losses)         (9) (1,036)  1,027      59     140     (81)
  Gain on sale of
  program agent base of
  money order
  subsidiary                       ---   1,797  (1,797)    ---   1,797  (1,797)
  Other                            969     854     115   3,019   2,286     733
                                ------  ------  ------  ------  ------  ------
Total non-interest income       $3,236  $3,971   ($735) $9,604 $11,223 ($1,619)
                                ======  ======  ======  ======  ======  ======
Other Operating Expenses:
  Salaries and
    employee benefits           $6,865  $6,779     $86 $19,437 $19,277    $160
  Occupancy expenses               818     774      44   2,309   2,243      66
  Furniture and
    equipment expenses           1,209   1,125      84   3,427   3,555    (128)
  Advertising and marketing        362     377     (15)  1,243     890     353
  Operating supplies               553     398     155   1,580   1,142     438
  Professional fees                335     644    (309)    838   1,261    (423)
  Taxes-Bank, property
    and other                      407     475     (68)  1,243   1,246      (3)
  Other                            799   1,217    (418)  2,549   3,292    (743)
                                ------  ------  ------  ------  ------  ------
Total other operating expenses $11,348 $11,789   ($441)$32,626 $32,906   ($280)
                                ======  ======  ======  ======  ======  ======


     The level of non-interest income for the quarter and nine month periods reflect a decline in money order fees as a result of the reduced agent base subsequent to the Western Union program agent base sale in the third quarter of 1996. Excluding the decline in money order fees, the money order agent base sale gain in 1996, and securities gains and losses, non-interest income for the three and nine month periods in 1997 reflect increases of 18% and 20%, respectively, over comparable periods in 1996. These increases were achieved from increased fees and other revenue from the expanding retail customer base, and fees from new products and services. The level of non-interest income should be further enhanced in subsequent periods as a result of the expansion of the Personal Trust Department in May 1997 with the addition of six experienced and locally recognized trust officers. As of September 30, 1997 this new trust group had increased trust assets under management by $82 million with one month of fees of approximately $38,000 included in income from the trust department.

     Other operating expenses during the quarter and nine month periods declined slightly in the aggregate as a result of Company-wide expense control efforts. Salaries and benefits increased approximately 1% for both the three and nine month periods, despite normal salary increases in April 1997, as the reduction in full time equivalent employees from 661 in September 1996 to 636 in September 1997 substantially offset those salary increases. Pension expense for the third quarter of 1997 included a settlement expense of approximately $300,000. Occupancy expense increased 6% and 3% for the three and nine month periods, respectively, primarily as a result of two new branch locations that opened in the fourth quarter of 1996. Furniture and equipment expenses declined 3.6% for the year-to-date as a result of lower depreciation and maintenance associated with the money order operation subsequent to the agent base sale in 1996. For the most recent quarter, furniture and equipment expenses increased 7.5% primarily as a result of depreciation of new teller automation hardware and software. Advertising, marketing and supply costs increased in connection with the Company's efforts to increase market share in the retail loan and deposit areas. Professional fees were lower in 1997 as 1996 included consulting fees related to a company-wide revenue enhancement and cost reduction project by a bank consulting firm. The other category of other operating expenses was favorably impacted by the decline in uncollectible money order fees and money order rebates of $150,000 and $444,000 for the quarter and nine months, respectively.

     Year 2000

     The Company, like most other companies, is in the process of assessing and, as necessary, changing computer applications to ensure their functionality is "Year 2000" compliant. A task force has been assembled and is on course to meet this goal by the end of 1998. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

     Income Taxes

     The Company had income tax expense of $2,007,000 for the third quarter of 1997 compared to $1,800,000 for the same period in 1996. The year-to-date tax expense and effective tax rates were $6,105,000 and 31.2% for 1997, respectively and $5,719,000 and 33.2% for 1996, respectively. The decrease in the effective rate is attributable to the increased level of tax free income resulting from the increase in tax free securities.

B.   FINANCIAL CONDITION

     Earning Assets

     During the three and nine month periods of 1997, average earning assets increased $48 million and $75 million, respectively, compared to the prior year's periods. Average earning asset growth was funded primarily from increases in average retail deposit products during the periods. For the nine months ended September 30, 1997, compared to the first nine months of 1996, average asset growth included increases in average commercial loans of $12 million, increases in average retail loans of $31 million, and increases in the average securities portfolio of $50 million. For the third quarter of 1997, compared to 1996, average retail loans increased $35 million, average commercial loans increased $8 million and the securities portfolio's average was up $41 million. The average commercial loan increase for the quarter was impacted by over $25 million of pay-offs in March 1997.

     Nonperforming Loans and Assets

     A summary of non-performing loans and assets follows:

                                        September 30   December 31
     Dollars in thousands                  1997            1996

     Loans accounted for on a non-
         accrual basis                    $2,125          $3,424
     Loans contractually past due
         ninety days or more as to
         interest or principal
         payments                          3,004             925
                                        --------        --------
     Total non-performing loans            5,129           4,349
     Other real estate held for sale       8,429           9,577
                                        --------        --------
     Total non-performing assets         $13,558         $13,926
                                        ========        ========
     Non-performing loans to total
         loans                              .62%            .54%
     Non-performing assets to total
         assets                            1.01%            .98%
     Allowance for loan losses to
         non-performing loans               172%            211%

     Loans classified as impaired at September 30, 1997 aggregated $2,125,000 and included all non-accrual loans. At December 31, 1996, impaired loans aggregated $3,424,000.

     Other real estate aggregated $8.4 million at September 30, 1997 and was principally comprised of properties acquired in settlement of problem real estate development loans in April 1996. The real estate associated with the above mentioned problem situation which aggregated $15.2 million originally, has been reduced by property sales and has a carrying value of $8.3 million at September 30, 1997. The Company has sales contracts, expected to close in late 1997 or early 1998, for a portion of these properties with a carrying value of approximately $1.8 million. These properties had previously been adjusted to fair value in late 1995 and subsequent sales and current contracts support carrying values.

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

     The Company's adjusted one year cumulative interest sensitivity gap was (7.40%) at September 30, 1997 compared to (.24%) at December 31, 1996. The cumulative interest sensitivity gap through 90 days was (4.12%) at September 30, 1997 compared to 3.41% at December 31, 1996. The increased liability sensitivity is attributed to the increase in the level of fixed rate commercial and retail loans. Interest rate swap contracts with notional amounts aggregating $150 million, that pay the floating prime rate for the right to receive a weighted average fixed rate of 8.56%, have been utilized to supplement on-balance sheet strategies to manage the Company's sensitivity to interest rate changes. At September 30, 1997 and December 31, 1996, the aggregate fair value of interest rate swap contracts was approximately ($696,000) and ($1,019,000), respectively. Operating results for the remainder of 1997 should not be significantly impacted by changes in market interest rates. Interest income is recognized on the accrual basis for the difference between the prime rate and fixed rates of the swap contracts.

     The parent company's liquidity depends primarily on the dividends paid to it as the sole shareholder of Mid-America Bank of Louisville and Trust Company.

D.   CAPITAL RESOURCES

     At September 30, 1997 shareholders' equity totaled $153,001,000, an increase of $12.3 million since December 31, 1996. Since December 31, 1996, the Company's available for sale securities portfolio had unrealized gains, net of taxes, that increased shareholders' equity $2,001,000.

     The Company's capital ratios exceed minimum regulatory requirements and are as follows:

                                     Company   Company
                                    September  December    Minimum
                                     30,1997   31, 1996    Required
Leverage Ratio                        11.1%      10.6%       4.00%
Tier 1 risk based capital ratio       15.4%      14.6%       4.00%
Total risk based capital ratio        16.3%      15.6%       8.00%

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

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Basic EPS under the new Statement was $0.45 and $1.42 for the three and nine months ended September 30, 1997, respectively. Diluted EPS under the new statement was $0.44 and $1.39 for the three and nine months ended September 30, 1997, respectively.

     SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. This statement contains no change in disclosure requirements for companies that were subject to previously existing requirements. This statement was issued to eliminate the exemption of nonpublic entities from certain previously issued disclosure requirements.

     SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The implementation of this Statement will not have a material effect on the Company's consolidated financial statements.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11        Statements re: Computation of Per Share Earnings

          27        Financial Data Schedule

     (b)  Reports on Form 8-K

          None






                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Mid-America Bancorp
                                     (Registrant)

Date: November 12,1997             By:/s/Steven Small
                                      Steven Small
                                      Executive Vice President and
                                      Chief Financial Officer

Date: November 12,1997             By:/s/R.K. Guillaume
                                      R.K. Guillaume
                                      Chief Executive Officer




                       INDEX TO EXHIBITS

     11        Statements re: Computation of Per Share Earnings

     27        Financial Data Schedule