Form 10-K
period 1997-12-31
MID AMERICA BANCORP/KY/
filed 1998-03-26
CIK 711083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM lO-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to ____________

     Commission File Number       1-10602

  ______________________MIDAMERICA BANCORP____________________

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

Registrant's telephone number, including area code:(502) 589-3351

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


The aggregate market value of the voting stock held by non-affiliates (shareholders other than directors, executive officers and principal shareholders) of the registrant as of February 20, 1998 was approximately $247,431,000.

The number of shares outstanding of the registrant's common stock as of February 20, 1998 was 9,890,490.


               DOCUMENTS INCORPORATED BY REFERENCE


Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference into Parts I and II.

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1998, are incorporated by reference into Part III.




                        TABLE OF CONTENTS


PART I

Item No.                                               Page
     1.  BUSINESS . . . . . . . . . . . . . . . . . . .  3
     2.  PROPERTIES . . . . . . . . . . . . . . . . . . 13
     3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . 13
     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS  . . . . . . . . . . . . . . . . . . . 13
         EXECUTIVE OFFICERS OF REGISTRANT . . . . . . . 13

PART II

     5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS  . . . . . . . 16
     6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . 16
     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS. 16
     7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK  . . . . . . . . . . . . . . 16
     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . 16
     9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . 16

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

PART IV

    14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K. . . . . . . . . . . . . . 18


         SIGNATURES . . . . . . . . . . . . . . . . .19-20

                              PART I


ITEM 1. BUSINESS OF MIDAMERICA BANCORP

MidAmerica Bancorp (the "Company") is a Kentucky corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and as a savings and loan holding company pursuant to the Home Owners' Loan Act. The Company is registered with, and subject to, the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of Thrift Supervision ("OTS").

The Company's banking subsidiary, Bank of Louisville (the "Bank"), is the Company's primary subsidiary. The Bank was established as a Kentucky banking corporation on October 14, 1925, under the name "Morris Plan Industrial Bank." On July 2, 1946, the Bank's name was changed to "Bank of Louisville." The Bank merged with "Royal Bank and Trust Company" in 1963 under the name Bank of Louisville-Royal Bank and Trust Co. The Bank's name was changed to Bank of Louisville and Trust Company on March 26, 1980. On March 25, 1983, when the Bank became a wholly-owned subsidiary of the Company, the name was changed to Mid-America Bank of Louisville and Trust Company. On March 17, 1998, the name of the Bank was changed to Bank of Louisville.

The Bank is engaged in a wide range of commercial, trust, and personal banking activities including the usual acceptance of deposits for checking, savings and time deposit accounts; making of real estate, construction, commercial, home improvement and consumer loans; issuance of letters of credit; rental of safe deposit boxes; providing financial counseling for institutions and individuals; serving as executor of estates and as trustee under trusts and under various pension and employee benefit plans; serving as escrow agent on bond issues; serving as stock transfer agent, exchange agent, dividend disbursing agent, and registrar with respect to corporate securities, and participation in small business loan and student loan programs.

The Company also operates a number of other subsidiaries, including MidAmerica Bank, FSB, a federal savings bank ("Savings Bank"), which was organized and chartered during 1993. The Savings Bank is located in Pewee Valley and LaGrange, Kentucky, in Oldham County, and competes on the local level with other commercial banks and financial institutions in Oldham County, Kentucky for all types of deposits and loans. Another subsidiary, MidAmerica Gift Certificate Company, is engaged in the issuance and sale of gift certificates.

Competition

Competition for banking and related financial services is active in Jefferson County, Kentucky, and other geographic areas served by the Company's subsidiaries. The Company's subsidiaries compete with other financial institutions including savings and loan associations, finance companies, mortgage banking companies, credit unions, insurance companies, brokerage firms, mutual funds, and other commercial banks. In addition, large regional banks continue to increase competition in the Company's trade territories through the acquisition of local financial institutions, the establishment of loan production offices and the solicitation of customers for credit cards and related services. At present, both price and product range are critically important in maintaining and expanding financial relationships.

The Bank ranked fifth among banks and trust companies in the City of Louisville and in Jefferson County, Kentucky, in terms of total assets and ranked fourth in terms of total deposits. On December 31, 1997, there were fifteen commercial banks and trust companies in Jefferson County, including the Bank.

Employees

As of December 31, 1997, the Company and subsidiaries employed
583 persons on a full-time basis and 88 on a part-time basis.

Government Policies

As a financial institution holding company, the earnings of the Company are affected by state and federal laws and by policies of various federal and state regulatory agencies. These laws and policies include, for example, statutory maximum legal lending rates, consumer protection laws, domestic monetary policies of the Federal Reserve Board, United States fiscal policy, and dividend, capital adequacy and liquidity constraints imposed by bank regulatory agencies.

In the future, legislation may be enacted or regulation imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

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

As a registered bank holding company, the Company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and the business operations of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to merging with another bank holding company or acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting stock of such bank unless it already owns a majority of the voting stock of such bank.

The Bank is subject to regulation and supervision, of which regular bank examinations are a part, by the Kentucky Department of Financial Institutions, Division of Banking. The Federal Deposit Insurance Corporation ("FDIC") currently insures the deposits of the Bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance. On July 13, 1989, the Bank became a member bank in the Federal Reserve System. The Federal Reserve Board directly supervises the Bank and its affiliates through periodic examinations, the expense of which is borne by the Bank.

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

Federal law imposes certain restrictions on transactions between the Company and its nonbank subsidiaries, on the one hand, and the Bank and the Savings Bank, on the other. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by the Bank and the Savings Bank to their non-bank affiliates, including the Company.

The enactment in August 1989 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") placed the savings and loan insurance fund under the control of the FDIC, created the OTS in the U.S. Treasury Department and created the Resolution Trust Corporation to act as receiver to liquidate failed thrift institutions. FIRREA further expanded the power of bank holding companies to allow for the acquisition of savings associations and to operate them as separate thrift subsidiaries. FIRREA enhanced the ability of bank holding companies to expand through thrift acquisitions. The tandem restrictions placed upon thrift subsidiaries of bank holding companies have been removed allowing linkage of deposit-taking activities and solicitation of deposits and loans on behalf of affiliate companies. FIRREA led to many structural changes in competition for loans, deposits and other services, affected collateral valuation methods, and the acquisition of financial institutions. FIRREA also substantially enhanced the enforcement powers available to federal banking regulators, and added a "cross-guarantee" provision under which an insured depository institution controlled by a holding company can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution controlled by the same holding company. Also, under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where it might not do so, absent such policy.

In addition to FIRREA, in December 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") was enacted. The FDIC Improvement Act dealt with the recapitalization of the Bank Insurance Fund, deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and a number of other regulatory and supervisory matters. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDIC Improvement Act identifies the following capital tiers for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC Improvement Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. At December 31, 1997, the Bank and the Savings Bank were "well capitalized" under the applicable regulatory guidelines. A bank's capital category however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank's overall financial condition or prospects.

In 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") was signed into law. When fully phased in, the Act removes state law barriers to interstate bank acquisitions and permits the consolidation of interstate banking operations. Under the Act, effective September 29, 1995, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to Community Reinvestment Act compliance, compliance with federal and state antitrust laws and deposit concentration limits, and subject to any state laws restricting the acquisition of a bank that has not been in existence for a minimum time period (up to five years).
Effective September 29, 1995, the Act also permits any bank that is controlled by a bank holding company to act as agent for any affiliated financial institution in deposit and loan transactions, regardless of whether the institutions are located in the same or different states. The Act's interstate branching provisions became operative on June 1, 1997, subject to the right of any state, prior to that time, to adopt legislation to accelerate interstate branching or prohibit it completely. The Act's interstate branching provisions permit banks to merge across state lines and, if state laws permit de novo branching, to establish a new branch as its initial entry into a state. Effective June 1, 1997, Kentucky banks are permitted to merge with out-of-state banks to create interstate branches inside or outside Kentucky. Kentucky does not permit de novo branching by banks into and out of Kentucky. The Savings Bank is generally permitted to open a de novo branch in any state.

The following tables set forth selected statistical information with respect to the Company and should be read in conjunction with the Company's consolidated financial statements.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The schedule captioned "Average Balances and Yields/Rates Tax Equivalent Basis" included on page 22 of the Company's annual report to shareholders for the year ended December 31, 1997, which is incorporated herein by reference, shows, for each major category of interest earning asset and interest bearing liability, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 1997. The schedule also shows the average rate earned on all interest earning assets and the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin (net interest income divided by total average interest earning assets) for each of the years in the three-year period ended December 31, 1997. Nonaccrual loans outstanding were included in calculating the rate earned on loans. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 35%.

The changes in interest income and interest expense resulting from changes in volume and changes in rates for the years ended December 31, 1997 and 1996 are shown in the schedule captioned "Interest Income and Interest Expense Volume and Rate Changes for the Years 1997 and 1996 Tax Equivalent Basis" included on page 23 of the Company's annual report to shareholders for the year ended December 31, 1997, which is incorporated herein by reference.

SECURITIES PORTFOLIO
BOOK VALUE                                                 December 31
(In Thousands)                                  -------------------------------------
                                                 1997          1996          1995
Securities Available for Sale                   --------      --------      --------
U.S. Treasury and U.S. government agencies...   $156,654      $148,300      $222,882
Collateralized mortgage obligations..........    185,474       100,754        14,412
States and political subdivisions............     53,272        41,604
Corporate obligations........................      1,765        28,825        28,107
Equity securities ...........................     17,556        16,635        15,672
                                                --------      --------      --------
                                                $414,721      $336,118      $292,374
                                                ========      ========      ========
                                                           December 31
                                                -------------------------------------
                                                 1997          1996          1995
Securities Held to Maturity                     --------      --------      --------
U.S. Treasury and U.S. government agencies...   $108,078       $75,455       $69,226
Corporate obligations........................        100           100           100
                                                --------      --------      --------
                                                $108,178       $75,555       $69,326
                                                ========      ========      ========

SECURITIES
MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 1997

(Dollars In Thousands)                     Within            After One But      After Five But          After
                                          One Year         Within Five Years   Within Ten Years       Ten Years
                                      ------------------  ------------------  ------------------  ------------------
Securities Available for Sale          Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield
                                      --------  --------  --------  --------  --------  --------  --------  --------
U.S. Treasury and U.S.
  government agencies                 $113,972      6.00%  $42,682      6.50%     --        --        --        --
Collateralized mortgage obligations     34,322      7.08%  137,122      6.75%   14,030      6.77%     --        --
States and political
  subdivisions                             160      5.88%    2,037      6.64%    1,949      8.17%   49,126      8.27%
Corporate obligations                     --        --       1,765      8.02%     --        --        --        --
Equity securities                         --        --        --        --        --        --      17,556      7.04%
                                      --------            --------            --------            --------
                                      $148,454      6.25% $183,606      6.71%  $15,979      6.94%  $66,682      7.95%
                                      ========            ========            ========            ========
                                           Within            After One But      After Five But          After
                                          One Year         Within Five Years   Within Ten Years       Ten Years
                                      ------------------  ------------------  ------------------  ------------------
Securities Held to Maturity            Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield
                                      --------  --------  --------  --------  --------  --------  --------  --------
U.S. Treasury and U.S.
  government agencies                 $100,057      5.74%   $8,021      6.73%     --        --        --        --
Corporate obligations                      100      5.25%     --        --        --        --        --        --
                                      --------            --------            --------            --------
                                      $100,157      5.74%   $8,021      6.73%     --        --        --        --
                                      ========            ========            ========            ========


The calculation of the weighted average yield is based on the average tax equivalent yield, weighted by the respective costs of the securities.

The weighted average yields on states and political subdivisions securities are computed on a tax equivalent basis using a marginal federal tax rate of 35% adjusted for the impact of disallowed interest expense.


LOAN PORTFOLIO
(In Thousands)

                                                                                       December 31
                                                                    -------------------------------------------------
                                                                      1997      1996      1995      1994      1993
                                                                    --------  --------  --------  --------  --------
Commercial and financial                                            $425,424  $386,647  $345,167  $299,375  $254,374
Real estate - construction and development                            65,513    55,738    61,398    61,083    59,581
Real estate - mortgage                                               329,086   294,746   284,074   291,198   296,870
Consumer                                                              71,052    67,051    57,926    47,740    46,743
                                                                    --------  --------  --------  --------  --------
                                                                    $891,075  $804,182  $748,565  $699,396  $657,568
                                                                    ========  ========  ========  ========  ========

The loan portfolio includes domestic loans only as the Company has no foreign loans. The Company has no other category of loans whose

SELECTED LOAN MATURITIES AND
SENSITIVITY TO INTEREST RATES
DECEMBER 31, 1997
(In Thousands)

                                                              Loan Maturities
                                           ---------------------------------------------------
                                                         After One
                                              Within     But Within     After
                                             One Year    Five Years   Five Years     Total
                                           ---------------------------------------------------

Commercial and financial                       $82,041     $158,784     $184,599     $425,424
Real estate - construction and development      24,304       31,234        9,975       65,513
Real estate - mortgage                         138,180       86,395      104,511      329,086
Consumer                                        41,017       18,773       11,262       71,052
                                              --------     --------     --------     --------
                                              $285,542     $295,186     $310,347     $891,075
                                              ========     ========     ========     ========

Predetermined rates                            $99,637     $190,776     $257,494     $547,907
Floating rates                                 185,905      104,410       52,853      343,168
                                              --------     --------     --------     --------
                                              $285,542     $295,186     $310,347     $891,075
                                              ========     ========     ========     ========

For amortizing loans, scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in the within one year category.

NON-PERFORMING LOANS

Information with respect to the Company's non-performing loans is included in the section captioned "Non-Performing Assets" and footnote E to the consolidated financial statements included on pages 15 and 37, respectively, of the Company's annual report to shareholders for the year ended December 31, 1997, which is incorporated herein by reference.


SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

                                                 1997       1996       1995       1994       1993
                                              ---------  ---------  ---------  ---------  ---------
Balance, beginning of year....................  $9,167     $9,318     $7,045     $6,578     $6,020
Charge-offs:
  Commercial and financial....................     296        661        569        115         48
  Real estate - construction and development..                         2,888         28
  Real estate - mortgage......................      98        115        305        139        262
  Consumer....................................     227        249        283        211        266
                                              ---------  ---------  ---------  ---------  ---------
    Total charge-offs.........................     621      1,025      4,045        493        576
                                              ---------  ---------  ---------  ---------  ---------
Recoveries:
  Commercial and financial....................      53        231         44         10          7
  Real estate - construction and development..                                                 462
  Real estate - mortgage......................     225        120         61        125         99
  Consumer....................................      85        109        166        113        176
                                              ---------  ---------  ---------  ---------  ---------
    Total recoveries..........................     363        460        271        248        744
                                              ---------  ---------  ---------  ---------  ---------
Net charge-offs (recoveries)..................     258        565      3,774        245       (168)
                                              ---------  ---------  ---------  ---------  ---------
Provision for loan losses.....................     300        414      6,047        712        390
                                              ---------  ---------  ---------  ---------  ---------
Balance, end of year..........................  $9,209     $9,167     $9,318     $7,045     $6,578
                                              =========  =========  =========  =========  =========
Average loans, net of unearned income.........$817,262   $767,755   $707,898   $679,100   $615,070
                                              =========  =========  =========  =========  =========
Net charge-offs (recoveries)
  to average loans, net of unearned income....    0.03%      0.07%      0.53%      0.04%  (0.03%)
                                              =========  =========  =========  =========  =========


The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. The allowance for loan losses is increased by charges to operating earnings and reduced by charge-offs, net of recoveries. See "Provision for Loan Losses and Allowance for Loan Losses" included on pages 11 and 12 of the Company's annual report to shareholders for the year ended December 31, 1997, incorporated herein by reference, for a discussion of factors affecting loan loss experience during 1997.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars In Thousands)

                          1997                  1996                  1995                  1994                  1993
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                               % Of                  % Of                  % Of                  % Of                  % Of
                  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In
                      Of        Each        Of        Each        Of        Each        Of        Each        Of        Each
                   Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category
                   For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total
                    Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans
                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Commercial and
 financial........   $5,926      47.75%    $6,068      48.08%    $5,022      46.11%    $3,651      42.80%    $3,614      38.68%
Real estate -
 construction
 and development..    1,343       7.35%     1,576       6.93%     2,932       8.20%     1,773       8.73%     1,235       9.06%
Real estate -
 mortgage.........      654      36.93%       498      36.65%       437      37.95%       445      41.64%       378      45.15%
Consumer..........    1,286       7.97%     1,025       8.34%       927       7.74%     1,176       6.83%     1,351       7.11%
                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                     $9,209     100.00%    $9,167     100.00%    $9,318     100.00%    $7,045     100.00%    $6,578     100.00%
                  ========== ========== ========== ========== ========== ========== ========== ========== ========== ==========

MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 AND OVER
DECEMBER 31, 1997
(In Thousands)
                                                  Certificate
                                                  Of Deposits   Other       Total
                                                  ----------  ----------  ----------
Three months or less..............................  $23,010     $10,502     $33,512
Over three through six months.....................    8,115         --        8,115
Over six through twelve months....................   11,277         --       11,277
Over twelve months................................   24,259         --       24,259
                                                  ----------  ----------  ----------
                                                    $66,661     $10,502     $77,163
                                                  ==========  ==========  ==========

RETURN ON EQUITY AND ASSETS

Selected ratios for the years 1997, 1996 and 1995 are included on page 1 of the Company's annual report to shareholders for the year ended December 31, 1997 and are incorporated herein by reference.




FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Dollars In Thousands)

Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions. The detail of these short-term borrowings for the years 1997, 1996 and 1995 follows:

                                                      1997        1996        1995
                                                  ----------  ----------  ----------
 Federal funds purchased:
  Balance at year end.............................      --       $4,000      $3,050
  Average during the year.........................   $1,595       4,249       3,730
  Maximum amount outstanding at any month end.....    4,050       5,350       5,100
  Weighted average rate during the year...........     5.35%       5.34%       5.93%
  Weighted average rate on December 31............      --         6.94%       5.99%


                                                      1997        1996        1995
                                                  ----------  ----------  ----------
 Securities sold under agreements to repurchase:
  Balance at year end............................. $284,500    $285,948    $227,166
  Average during the year.........................  257,149     252,577     148,758
  Maximum amount outstanding at any month end.....  346,635     320,174     227,166
  Weighted average rate during the year...........     5.08%       5.01%       5.51%
  Weighted average rate on December 31............     5.33%       5.05%       5.40%



ITEM 2. PROPERTIES

The Bank maintains a main office, warehouse, operations center and 30 branches in Jefferson County, Kentucky. The Bank owns 21 branch offices, leases 7 branch offices, its operations center and the main office, and owns the buildings but leases the land with regard to 2 branches. The Bank also operates 40 automatic teller machines, at various locations in its traditional customer base of Jefferson County, Kentucky. The Savings Bank owns its main office facility and its branch location and operates two automatic teller machines in Oldham County, Kentucky. See footnote G to the consolidated financial statements on page 38 of the Company's annual report to shareholders for the year ended December 31, 1997, which is incorporated herein by reference, for additional information on premises, equipment and lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

The information in footnote O to the Company's consolidated financial statements included on page 48 of the Company's annual report to shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names and ages as of December 31, 1997, of the Company's executive officers, positions held, and the year from which held. The Company's executive officers are elected annually by the Board of Directors and each, except Bertram W. Klein, Paul E. Henry, Donald R. LaMar, David C. Meece, and Marlyn
Y. Smith, is employed pursuant to an employment agreement.

                                                       Year From
Name                  Age       Position Held          Which Held

Bertram W. Klein       67     Chairman of the Board,         1985
                              and member of the Executive
                              Committee

R. K. Guillaume        54     Vice Chairman, Chief           1995
                              Executive Officer,
                              Director and member of
                              Executive Committee


Orson Oliver           54     President, Director and        1985
                              member of the Executive
                              Committee

Paul E. Henry          62     Executive Vice President       1989
                              and member of the Executive
                              Committee

William J. Hornig      48     Executive Vice President       1995
                              and member of the Executive
                              Committee

David N. Klein         41     Executive Vice President       1991
                              and member of the Executive
                              Committee

Richard B. Klein       39     Executive Vice President       1991
                              and member of the Executive
                              Committee

Donald R. LaMar        47     Executive Vice President,      1995
                              member of Executive Committee
                              and President of MidAmerica
                              Gift Certificate Company

David C. Meece         44     Executive Vice President       1995
                              and member of Executive
                              Committee

Gail W. Pohn           59     Executive Vice President       1993
                              and member of the Executive
                              Committee

Robert H. Sachs        58     Executive Vice President       1993
                              and member of the Executive
                              Committee


Steven A. Small        44     Executive Vice President,      1993
                              Chief Financial Officer
                              and member of the Executive
                              Committee

Marlyn Y. Smith        61     Executive Vice President       1995
                              and member of Executive
                              Committee

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



                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            SECURITY HOLDER MATTERS

The information captioned "Market for MidAmerica Bancorp's Stock and Related Security Holder Matters" included on page 27 of the Company's annual report to shareholders for the year ended
December 31, 1997, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information captioned "Summary of Financial Data" included on page 25 of the Company's annual report to shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 10 through 21 of the Company's annual report to shareholders for the year ended
December 31, 1997, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information captioned "Interest Rate Sensitivity Management
(Market Risk)" included on pages 17 and 18 of the Company's annual report to shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and report of independent auditors included on pages 29 through 54 in the Company's annual report to shareholders for the year ended December 31, 1997, are incorporated herein by reference:

     Independent Auditors' Report
     Consolidated balance sheets - December 31, 1997 and 1996
     Consolidated statements of income -
          years ended December 31 1997, 1996 and 1995
     Consolidated statements of changes in shareholders' equity -
          years ended December 31, 1997, 1996 and 1995
     Consolidated statements of cash flows -
          years ended December 31, 1997, 1996 and 1995
     Notes to consolidated financial statements

The information captioned "Quarterly Financial Data" included on page 26 of the Company's annual report to shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III


Item 10.  Directors and Executive Officers of Registrant

The information appearing under the heading "EXECUTIVE OFFICERS OF REGISTRANT" appearing in Part I of this Form 10-K and the information appearing under the headings "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders are incorporated herein by reference.

Item 11.  Executive Compensation

The information appearing under the heading "EXECUTIVE
COMPENSATION" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The information appearing under the headings "PRINCIPAL
SHAREHOLDERS" and "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information appearing under the headings "OTHER TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.




                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

          a-l  Financial Statements
               See Part II, Item 8 for a listing of all financial statements and the report of independent auditors which is incorporated herein by reference.

          a-2  Financial Statement Schedules
               All schedules normally required by Form lO-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

          a-3  Exhibits

               The exhibits filed as part of this report on Form 10-K are listed on the Exhibit Index appearing on pages 26 through 28 of this annual report on Form 10-K, which are incorporated herein by reference.


          b    Reports on Form 8-K

                    None.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      MIDAMERICA BANCORP


March 23, 1998        BY:  /s/ Bertram W. Klein
                           Bertram W. Klein
                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Bertram W. Klein           Chairman of the Board     March 23, 1998
Bertram W. Klein

/s/ R.K. Guillaume             Vice Chairman and         March 23, 1998
R.K. Guillaume                 Chief Executive Officer

/s/ Orson Oliver               President and Director    March 23, 1998
Orson Oliver

/s/ Steven A. Small            Executive Vice            March 23, 1998
Steven A. Small                President & Chief
                               Financial Officer

/s/ Leslie D. Aberson          Director                  March 23, 1998
Leslie D. Aberson

/s/ Robert P. Adelberg         Director                  March 23, 1998
Robert P. Adelberg

                               Director                  March 23, 1998
Stanley L. Atlas

/s/ William C. Ballard, Jr.    Director                  March 23, 1998
William C. Ballard, Jr.

/s/ James E. Cain              Director                  March 23, 1998
James E. Cain

/s/ Martha Layne Collins       Director                  March 23, 1998
Martha Layne Collins

/s/ David Jones, Jr.           Director                  March 23, 1998
David Jones, Jr.

/s/ Peggy Ann Markstein        Director                  March 23, 1998
Peggy Ann Markstein

                               Director                  March 23, 1998
Donald G. McClinton

/s/ Jerome J. Pakenham         Director                  March 23, 1998
Jerome J. Pakenham

/s/ John S. Palmore            Director                  March 23, 1998
John S. Palmore

/s/ Woodford R. Porter, Sr.    Director                  March 23, 1998
Woodford R. Porter, Sr.

/s/ Benjamin K. Richmond       Director                  March 23, 1998
Benjamin K. Richmond

/s/ Bruce J. Roth              Director                  March 23, 1998
Bruce J. Roth

/s/ Raymond L. Sales           Director                  March 23, 1998
Raymond L. Sales

/s/ Henry C. Wagner            Director                  March 23, 1998
Henry C. Wagner


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          ______________



                             EXHIBITS

                            filed with


                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 1997

                  Commission file number 1-10602


                         ________________


                        MIDAMERICA BANCORP





                          INDEX TO EXHIBITS


     3(a) Articles of Restatement of Articles of Incorporation of MidAmerica Bancorp filed with the Secretary of State of Kentucky on May 4, 1989; as amended by Articles of Amendment filed with the Secretary of State of Kentucky on April 19, 1993 and March 13, 1995 are incorporated by reference to Exhibit 3
          (a) to the Company's annual report on Form 10-K for the year ended December 31, 1994.

       (b)By-Laws of MidAmerica Bancorp.

       4. Amended and Restated Articles of Incorporation and By-Laws are incorporated by reference to Exhibits 3 (a) and 3 (b) to the Company's annual report on Form 10-K for the year ended December
          31, 1995.

     10.  Material Contracts

10.  (a)  MidAmerica Bancorp Non-Employee Directors
          Deferred Compensation Plan. Exhibit 10(a) to the Company's annual report on Form 10-K for the year ended December 31, 1994 is incorporated by reference herein.(*)

10. (b) Employment Agreement between the Company and Orson Oliver incorporated by reference to the Company's annual report on form 10-K for the year ended December 31, 1995.(*)

10.  (c)  Employment Agreement between the Company and
          R. K. Guillaume incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995. (*)

10. (d) Employment Agreement between the Company and David N. Klein incorporated by reference to the Company's annual report of Form 10-K for the year ended December 31, 1995.(*)


10. (e) Employment Agreement between the Company and Richard B. Klein incorporated by reference to the Company's annual report of Form 10-K for the year ended December 31, 1995.(*)

10. (f) Employment Agreement between the Company and Robert Sachs incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.(*)

10. (g) Employment Agreement between the Company and Gail Pohn incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.(*)

10. (h) Employment Agreement between the Company and Steven Small incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31,1995.(*)

10.  (i)  Agreement and General Release between the
          Company and Stanley L. Atlas dated,
          October 26, 1993.  Exhibit 10 (h) to the
          Company's annual report on Form 10-K for the year ended December 31, 1993 is incorporated by reference herein.(*)

10.  (j)  Amended and Restated MidAmerica Bancorp
          Incentive Stock Option Plan is incorporated herein by reference to Post-Effective Amendment
          Number 1 to Form S-8 Registration Statement No.
          2-92270.(*)

10.  (k)  MidAmerica Bancorp 1991 Incentive Stock Option
          Plan. Exhibit 28 to Registration Statement No.
          33-42989 is incorporated by reference herein.(*)

10.  (l)  MidAmerica Bancorp 1996 Management Incentive
          Compensation Plan incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1996.(*)


10.  (m)  Employment Agreement between the Company and
          William J. Hornig incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995.(*)

10.  (n)  1995 Incentive Stock Option plan of MidAmerica
          Bancorp incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995.(*)

      * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 of this report.

     11.  Statement re Computation of per share earnings.

     13. Selected portions of the annual report to shareholders for the year ended December 31, 1997.

     21.  Subsidiaries of the Company.

     23.  Consent of independent auditors.

     27.  Financial Data Schedule.

     99.  Additional Exhibits

          Form 11-K