Form 10-Q
period 1998-03-31
MID AMERICA BANCORP/KY/
filed 1998-05-15
CIK 711083

UNITED   STATES
                      SECURITIES   AND  EXCHANGE  COMMISSION
                            WASHINGTON,   D.C.  20549

                                    FORM 10-Q

           (X) QUARTERLY   REPORT   UNDER  SECTION  13 OR 15 (d) OF THE
                      SECURITIES   EXCHANGE   ACT  OF  1934

                    For quarterly period ended March 31, 1998
                                        OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
April 30, 1998: 9,916,378 shares of common stock, no par value

                                MIDAMERICA BANCORP

                         PART I.   FINANCIAL INFORMATION

     The consolidated financial statements of MidAmerica Bancorp and subsidiaries (Company) submitted herewith are unaudited. However, in the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of the results for the interim periods have been made.

ITEM 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are submitted herewith:

     Consolidated balance sheets - March 31, 1998 and December 31, 1997 Consolidated statements of income - three months ended March 31, 1998 and 1997
     Consolidated statements of changes in shareholders' equity - three months ended March 31, 1998 and 1997
     Consolidated statements of comprehensive income - three months ended
          March 31, 1998 and 1997
     Consolidated statements of cash flows - three months ended March 31, 1998 and 1997
     Notes to consolidated financial statements



CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

                                                     March 31      December 31
                                                    -----------    -----------
                                                        1998           1997
ASSETS                                              -----------    -----------
Cash and due from banks                                $28,126        $29,002
Federal funds sold                                       8,100         16,900
Securities purchased under agreements to resell        178,000         --
Securities available for sale, amortized cost
  of $314,728 (1998) and $409,497 (1997)               318,842        414,721
Securities held to maturity, market value
  of $3,498 (1998) and $108,321 (1997)                   3,497        108,178
Loans, net of unearned income                          904,064        891,075
Allowance for loan losses                               (9,175)        (9,209)
                                                    -----------    -----------
  Loans, net                                           894,889        881,866
Premises and equipment                                  21,306         21,757
Other assets                                            31,807         37,155
                                                    -----------    -----------
    TOTAL ASSETS                                    $1,484,567     $1,509,579
                                                    ===========    ===========


LIABILITIES
Deposits:
  Non-interest bearing                                $123,065       $140,092
  Interest bearing                                     756,201        738,737
                                                    -----------    -----------
    Total deposits                                     879,266        878,829

Securities sold under agreements to repurchase         330,309        284,500
Federal funds purchased                                    625         --
Advances from the Federal Home Loan Bank                59,716         63,165
Gift certificates and money orders
    outstanding                                         34,486        104,609
Accrued expenses and other liabilities                  21,778         22,767
                                                    -----------    -----------
    TOTAL LIABILITIES                                1,326,180      1,353,870

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                --             --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued
  and outstanding - 9,900,488 shares (1998)
  and 9,878,803 shares (1997)                           27,459         27,399
Additional paid-in capital                             115,433        115,182
Retained earnings                                       12,821          9,773
Accumulated other comprehensive income                   2,674          3,355
                                                    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                         158,387        155,709
                                                    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,484,567     $1,509,579
                                                    ===========    ===========
See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts
Unaudited

                                           Three months ended
                                           March 31
                                           ------------------
                                             1998      1997
                                           --------  --------
INTEREST INCOME:
Interest and fees on loans                 $20,792   $18,838
Interest and dividends on:
  Taxable securities                         4,411     4,817
  Tax-exempt securities                        709       595
Interest on federal funds sold                 144       290
Interest on securities purchased under
  agreements to resell                       1,960     1,851
                                           --------  --------
    Total interest income                   28,016    26,391
                                           --------  --------
INTEREST EXPENSE:
Interest on deposits                         8,530     7,900
Interest on federal funds purchased
  and securities sold under
  agreements to repurchase                   3,817     3,544
Interest on Federal Home
  Loan Bank advances                           946     1,053
                                           --------  --------
    Total interest expense                  13,293    12,497
                                           --------  --------
Net interest income before
  provision for loan losses                 14,723    13,894
Provision for loan losses                       --        --
                                           --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                 14,723    13,894
                                           --------  --------
NON-INTEREST INCOME:
Income from trust department                   540       285
Service charges on deposit accounts          1,268     1,209
Gift certificate and money order fees           50       674
Securities gains                                27        76
Other                                        2,470     1,104
                                           --------  --------
    Total non-interest income                4,355     3,348
                                           --------  --------
OTHER OPERATING EXPENSES:
Salaries and employee benefits               6,707     6,156
Occupancy expense                              736       771
Furniture and equipment expenses             1,043     1,176
Other                                        3,298     2,589
                                           --------  --------
    Total other operating expenses          11,784    10,692
                                           --------  --------
Income before income taxes                   7,294     6,550
Income tax expense                           2,169     2,033
                                           --------  --------
NET INCOME                                  $5,125    $4,517
                                           ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                      9,889     9,735
  Diluted                                   10,122     9,851

NET INCOME PER COMMON SHARE
  Basic                                      $0.52     $0.46
  Diluted                                     0.51      0.46

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In thousands, except per share amounts
Unaudited

                                                           Three months ended
                                                               March 31
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
Balance, January 1                                        $155,709    $140,638
Net income                                                   5,125       4,517
Other comprehensive income (loss), net of tax                 (681)     (2,018)
Cash dividends declared - $.21 (1998)
  and $.185 (1997) per share                                (2,077)     (1,797)
Stock options exercised, including related tax benefits        311         803
                                                         ----------  ----------
Balance, March 31                                         $158,387    $142,143
                                                         ==========  ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited

                                                             Three months
                                                            ended March 31
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
Net Income                                                  $5,125      $4,517

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses)
     on securities available for sale:
      Unrealized holding gains (losses) arising
        during the period                                     (703)     (2,046)
      Less reclassification adjustment for gains
        included in net income                                 (18)        (49)
                                                         ----------  ----------
                                                              (721)     (2,095)
  Pension liability adjustment                                  40          77
                                                         ----------  ----------
Other comprehensive income (loss)                             (681)     (2,018)
                                                         ----------  ----------
COMPREHENSIVE INCOME                                        $4,444      $2,499
                                                         ==========  ==========

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited

                                                               Three Months
                                                              ended March 31
                                                          ----------------------
                                                             1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:                     ----------  ----------
Net income                                                   $5,125      $4,517
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, amortization and accretion, net             1,094         895
    Federal Home Loan Bank stock dividend                      (276)       (248)
    Gain on sales of securities                                 (27)        (76)
    Gain on sales of other real estate                         (624)        (10)
    Gain on sale of subsidiary                                 (436)         --
    Deferred taxes                                           (2,151)       (163)
  Increase in interest receivable                              (506)       (805)
  Decrease (increase) in other assets                           988      (5,130)
  Increase in other liabilities                               2,679       1,723
                                                          ----------  ----------
Net cash provided by operating activities                     5,886         703
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                (24,060)    (37,945)
  Proceeds from maturities of
   securities available for sale                            105,885      20,419
  Proceeds from sales of securities available for sale        7,103      12,998
  Purchases of securities held to maturity                     (997)     (4,358)
  Proceeds from maturities of securities held to maturity    75,000      60,000
  Net proceeds from sale of subsidiary                        8,134          --
  Increase in customer loans                                (13,208)     21,340
  Proceeds from sales of other real estate                    1,552          15
  Payments for purchases of premises and equipment             (912)       (196)
                                                          ----------  ----------
Net cash provided by investing activities                   158,497      72,273
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                           437        (789)
  Net increase (decrease) in securities sold
   under agreements to repurchase                            45,809     (12,996)
  Net increase (decrease) in federal funds purchased            625      (3,000)
  Repayment of advances from the Federal Home Loan Bank      (3,449)       (969)
  Decrease in gift certificates and money
   orders outstanding                                       (37,605)    (22,284)
  Stock options exercised                                       221         714
  Dividends paid                                             (2,077)     (1,797)
                                                          ----------  ----------
Net cash provided by (used in) financing activities           3,961     (41,121)
                                                          ----------  ----------
Net increase in cash and cash equivalents                   168,324      31,855
Cash and cash equivalents at January 1                       45,902     161,084
                                                          ----------  ----------
Cash and cash equivalents at March 31                      $214,226    $192,939
                                                          ==========  ==========

See notes to consolidated financial statements.
/TABLE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The accounting and reporting policies of MidAmerica Bancorp and its subsidiaries (the Company) conform with generally accepted accounting principles and general practices within the banking industry. The accompanying unaudited consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies footnote which appears in the Company's 1997 Annual Report and Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operating for the interim periods.

2.The Company adopted FASB Statement No. 130, "Reporting
  Comprehensive Income", during the first quarter of 1998.
  The statement establishes standards for reporting and display of comprehensive income and its components.
  Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale and a minimum pension liability adjustment.

3.The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three months ended March 31:

  In thousands, except per share amounts

                                         1998       1997
                                       ---------  ---------
  Net income, basic and diluted          $5,175     $4,517
                                       =========  =========

  Average shares outstanding              9,889      9,735
  Effect of dilutive securities             233        116
  Average shares outstanding including ---------  ---------
     dilutive securities                 10,122      9,851
                                       =========  =========
  Net income per share, basic             $0.52      $0.46
                                       =========  =========
  Net income per share, diluted           $0.51      $0.46
                                       =========  =========

  Appropriate share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1997.

4.The amortized cost and market value of securities available for sale are summarized as follows:

                                       March 31, 1998         December 31, 1997
                                       --------------------  -------------------
  In thousands                         Amortized   Market    Amortized   Market
                                         Cost       Value      Cost       Value
                                       ---------  ---------  ---------  --------
  U.S. Treasury and
    U.S. government agencies            $58,058    $58,595   $156,040   $156,654
  Collateralized mortgage obligations   186,337    187,008    183,792    185,474
  States and political subdivisions      50,745     53,642     50,352     53,272
  Corporate obligations                   1,756      1,765      1,757      1,765
  Equity securities                      17,832     17,832     17,556     17,556
                                       ---------  ---------  ---------  --------
                                       $314,728   $318,842   $409,497   $414,721
                                       =========  =========  =========  ========

  The amortized cost and market value of securities held to maturity are summarized as follows:

                                       March 31, 1998         December 31, 1997
                                       --------------------  -------------------
  In thousands                         Amortized   Market    Amortized   Market
                                         Cost       Value      Cost       Value
                                       ---------  ---------  ---------  --------
  U.S. Treasury and
    U.S. government agencies             $3,497     $3,498   $108,078   $108,221
  Corporate obligations                   --         --           100        100
                                       ---------  ---------  ---------  --------
                                         $3,497     $3,498   $108,178   $108,321
                                       =========  =========  =========  ========

5.Activity in the allowance for loan losses follows:

                                       March 31,             December 31,
  In thousands                           1998                   1997
                                       ---------             ---------
  Balance, January 1                     $9,209                $9,167

  Loans charged-off                         (67)                 (621)
  Recoveries                                 33                   363
                                       ---------             ---------
                                           ($34)                ($258)
  Provision for loan losses                  --                   300
                                       ---------             ---------
  Balance, end of period                 $9,175                $9,209
                                       =========             =========


6.Significant components of other non-interest income and operating expenses are set forth below:


                                                              Three Months Ended
  In thousands                                                     March 31
                                                             -------------------
                                                               1998       1997
                                                             ---------  --------
  Other non-interest income:
     Gain on sale of money order subsidiary                      $436         --
     Gains on sales of other real estate                          624         10
     Money order processing fees                                  415         --
     Other                                                        995      1,094
                                                             ---------  --------
                                                               $2,470     $1,104
                                                             =========  ========

                                                              Three Months Ended
  In thousands                                                     March 31
                                                             -------------------
                                                               1998       1997
                                                             ---------  --------
  Other operating expenses:
     Advertising and marketing                                   $510       $361
     Operating supplies                                           429        655
     Professional fees                                            696        201
     Taxes - Bank, property and other                             407        427
     Other                                                      1,256        945
                                                             ---------  --------
                                                               $3,298     $2,589
                                                             =========  ========

7.On January 8, 1998, the Company completed the previously announced sale of MidAmerica Money Order Company (MAMO), a wholly-owned subsidiary, to MoneyGram Payment Systems, Inc. (MoneyGram) for $15.6 million in cash, a
  $5 million premium over book value. As a part of the agreement with MoneyGram, the Company will provide data processing and banking services to MAMO for at least four years. Under the provisions of the sales contract and the processing agreement, a gain of $436,000 was recognized in January, 1998; $4.6 million of the premium was deferred and will be amortized to income in 1998 and the following three years to provide for normal processing fees over the term of the processing agreement. The Company may recognize an additional gain in 1998 of up to $475,000 if certain other conditions are met.

  At December 31, 1997, MAMO had assets of $43 million and outstanding gift certificates and money orders of $32.5 million. Excluding the mall gift certificate program, retained by the Company, MAMO had fees and interest income of $4.4 million, operating expenses of $3.1 million and net income of $850,000 in 1997.

8.On February 23, 1998, the Board of Directors of the Company adopted a shareholders right plan. Pursuant to that Plan, the Board declared a dividend distribution of one right for each outstanding share of the Company's common stock. Under certain conditions, each right entitles the registered holder to purchase from the Company a unit consisting of one-hundredth of a share of Junior Participation Preferred Stock at a purchase price of $75.00 per unit, subject to adjustment. The Company can redeem the rights for $0.01 per right at any time prior to their becoming exercisable. The Rights expire on March 13, 2008, unless earlier redeemed by the Company.

  The rights become exercisable upon the earlier of (i) the tenth day following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock of the Company or (ii) the tenth business day following the commencement of the tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of common stock of the Company.

  After an Acquiring Person acquires 15% or more of the common stock of the Company, (i) each right not owned by an Acquiring Person will become a right to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right; and (ii) all rights that are owned by any Acquiring Person will be null and void.

  If the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a right shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for the Company for the three months ended March 31, 1998, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred during the first three months of 1998 compared to December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

     RESULTS OF OPERATIONS

     Net income for the quarter ended March 31, 1998 was $5,125,000 or $0.51 per share on a diluted basis compared to $4,517,000 or $0.46 per share on a
diluted basis for the same period last year.   Net income for the quarter
ended March 31, 1998, when compared to the same period in 1997, increased 13.5% and diluted net income per share increase 10.9%.

     Net interest income

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three months ended March 31, 1998 and 1997.

Dollars in thousands                               Three Months Ended
                                                        March 31
                                                ------------------------
                                                     1998         1997
                                                ----------   -----------
Total interest income                              $28,016      $26,391
Tax equivalent adjustment                              449          425
                                                  --------     --------
Tax equivalent interest income                      28,465       26,816
Total interest expense                              13,293       12,497
                                                  --------     --------
Tax equivalent net interest income                 $15,172      $14,319
                                                  ========     ========
Average rate on earning assets                        8.35%        8.23%
Average rate on interest bearing liabilities          4.86%        4.80%
Net interest spread, annualized                       3.49%        3.43%
Net interest margin, annualized                       4.45%        4.39%
Average earning assets                          $1,387,228   $1,323,890
Average interest bearing liabilities            $1,109,544   $1,056,681

     Tax equivalent net interest income increased $853 thousand or approximately 6% for the three months ended March 31, 1998, compared to the first quarter in 1997. Volume increases contributed to a majority of the increase in net interest income, with average earning assets increasing $63 million or 5%. The net interest spread and net interest margin both increased slightly during the first quarter of 1998 compared to the first quarter in 1997. The average rate on earning assets increased 12 basis points while the costs of interest bearing liabilities increased only 6 basis points.


Allowance for Loan Losses and Provision for Loan Losses

     The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. Based on this process, the allowance for loan losses was considered adequate and no provision for loan losses was considered necessary for the three months ended March 31, 1998 and 1997. See "Non-Performing Loans and Assets". The allowance for loan losses is established by charges to operating earnings and reduced by charge-offs, net of recoveries.

     An analysis of the changes in the allowance for loan losses and selected ratios follows:


Dollars in thousands                           Three Months Ended
                                                    March 31
                                               ------------------
                                                 1998     1997
                                                -------  -------
Balance at January 1                             $9,209   $9,167
  Provision for loan losses                          --       --
  Loan charge-offs, net                             (34)     (70)
                                                -------  -------
Balance March 31                                 $9,175   $9,097
                                                =======  =======
Average loans, net of unearned income          $892,091 $800,478
Provision for loan losses to average loans           --       --
Allowance for loan losses to average loans         1.03%    1.14%
Allowance for loan losses to period-end loans      1.01%    1.16%

     Non-interest Income and Other Operating  Expenses

     The following table sets forth the major components of non-interest income and other operating expenses for the three months ended March 31, 1998 and 1997:

                                       Three months ended
In thousands                                March 31
                                       ------------------
                                          1998     1997
                                        -------  -------
Non-Interest Income:
  Income from trust department             $540     $285
  Service charges on deposit accounts     1,268    1,209
  Gift certificate and money order fees      50      674
  Securities gains                           27       76
  Other                                   2,470    1,104
                                        -------  -------
Total non-interest income                $4,355   $3,348
                                        =======  =======
Other Operating Expenses:
  Salaries and employee benefits         $6,707   $6,156
  Occupancy expenses                        736      771
  Furniture and equipment expenses        1,043    1,176
  Advertising and marketing                 510      361
  Operating supplies                        429      655
  Professional fees                         696      201
  Taxes-Bank, property and other            407      427
  Other                                   1,256      945
                                        -------  -------
Total other operating expenses          $11,784  $10,692
                                        =======  =======

     In the first quarter of 1998, non-interest income included gains on other real estate sales of $624,000 and a gain on the sale of the money order subsidiary of $436,000. Also, in the first quarter of 1998, the Company had processing fee income of $415,000 from the purchaser of the money order subsidiary. This new source of processing income, combined with expense reductions, offsets the decline in gift certificate and money order fees of $624,000. Excluding the aforementioned gains and the impact of the money order subsidiary sale in 1998, and a branch sale gain and other real estate gains in the first quarter of 1997, the remaining components of non-interest income increased $325,000 or 10%. This increase relates primarily to the increase in Trust Department fees of $255,000 and a 5% increase in service charges on deposits. Trust Department income increased as a result of increased assets under management after the Trust Department was expanded in the second quarter of 1997, with the addition of several trust officers.

     Other operating expenses increased 10% or $1,092,000 in the first quarter of 1998 compared to the first quarter of 1997. Over half the increase was attributable to the $551,000 increase in salaries and employee benefits, which increased primarily as a result of normal salary increases effective in April 1997 and the cost of the Company's Year 2000 staff retention program. There were no significant changes in staffing levels. The declines in furniture and equipment expenses and operating supplies expense are primarily attributable to the absence of money order subsidiary expenses, subsequent to the sale. Advertising and marketing expense increased $149,000 as the Company has expanded its advertising program. Professional fees increased $495,000 as a result of legal fees associated with the money order subsidiary sale, legal and expert witness fees related to intensive discovery efforts in ongoing litigation and consulting fees related to Year 2000 hardware and software installations.

     Income Taxes

     The Company had income tax expense of $2,169,000 for the first quarter of 1998 compared to $2,033,000 for the same period in 1997, which yielded effective tax rates of 29.7% for 1998 and 31.0% for 1997.

     FINANCIAL CONDITION

     Average assets were $1,457,852,000 for the first quarter of 1998, an increase of $64,213,000 or 4.4% compared to the last quarter of 1997. Actual total assets decreased approximately $25 million from December 31, 1997 to March 31, 1998. Included in the increase in average earning assets are increases in commercial loans of $21 million and retail loans of $10 million, and increases in securities and short-term liquid assets of $33 million. The earning asset growth was funded by a $20 million increase in checking and savings account balances, an $11 million increase in time deposits and a $51 million increase in customer repurchase agreements.



     Nonperforming Loans and Assets

     A summary of non-performing loans and assets follows:

     Dollars in thousands               March 31, 1998       December 31, 1997

     Loans accounted for on a non-
        accrual basis                        $1,685                  $1,678
     Loans contractually past due
        ninety days or more as to
        interest or principal payments        1,137                     788
                                             ------                  ------
     Total non-performing loans               2,822                   2,466
     Other real estate held for sale         15,534                  16,186
                                             ------                  ------
     Total non-performing assets            $18,356                 $18,652
                                             ======                  ======
     Non-performing loans to total loans       .31%                    .28%
     Non-performing assets to total assets    1.24%                   1.24%
     Allowance for loan losses to non-
        performing loans                       325%                    373%

     Loans classified as impaired at March 31, 1998 aggregated $1,685,000 and included all non-accrual loans. At December 31, 1997, impaired loans aggregated $1,670,000.

     Other real estate aggregated $15.5 million at March 31, 1998 and was principally comprised of properties acquired in settlement of problem real estate development loans in April 1996, and a completed condominium project acquired in settlement of loans in November 1997. The carrying value of real estate development property has been substantially reduced through sales from the original carrying value of $15.2 million to $5.8 million at March 31, 1998. In January 1998, a portion of this property was sold and a gain of $624,000 was recognized. The Company has contracts for additional property sales, expected to close later in 1998, that will further reduce the carrying value by $400,000 and result in additional gains of $600,000. In addition to these contracts, the Company has granted options covering carrying values of $2.1 million of this development property. Sales efforts on the remaining development property are expected to accelerate in the second half of 1998 after a fronting highway is widened to four lanes. The condominium project involves 32 (44 originally) completed and readily marketable units and 7.5 acres of adjacent developed land. Two additional unit sales are scheduled to close in the second quarter of 1998. This riverfront development has a carrying value of $8.4 million. Management intends to continue to provide for the orderly development and marketing of these properties in a manner designed to maximize the value thereof to the Company.

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

     The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of Bank of Louisville.

     CAPITAL RESOURCES

     At March 31, 1998 shareholders' equity totaled $158,387,000, an increase of $2.7 million since December 31, 1997. Since December 31, 1997, the Company's available for sale securities portfolio had unrealized losses, net of taxes, that reduced shareholders' equity $721,000.

     The Company's capital ratios exceed minimum regulatory requirements and are as follows:



                                Company     Company     Minimum
                                March       December    Required
                                31, 1998     31, 1997

Leverage Ratio                    10.6%       11.1%       4.00%
Tier I risk based capital ratio   14.8%       13.8%       4.00%
Total risk based capital ratio    15.7%       14.7%       8.00%

     YEAR 2000

     The Company's program to prepare its computer systems and applications for the year 2000 is on schedule for testing by the end of 1998 and completion by the end of the second quarter of 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's March 31, 1998 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in the Company's exposure to interest rate changes since December 31, 1997. The table below illustrates the simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from March 31, 1998 levels, and remained constant at those levels thereafter.

                                        Movement in interest
                                 rates from March 31, 1998, rates

                                    Increase                Decrease
                                +50bp        +100bp       -50bp    -100bp
Net interest income increase
   (decrease) (in 1000's)         $(626)       $(550)        $(89)   $66
Net income per share increase
   (decrease)                    $(0.04)      $(0.04)       $(0.01)  $0.00


                         PART  II.  OTHER  INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

          10   Material Contracts - Employment agreement between the Company and William J. Hornig, dated January 1, 1998.
          27   Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on March 3, 1998, and reported under Item 5, Other Events, the declaration of one Junior Participating Preferred Stock Purchase Right on each outstanding share of the Company's Common Stock, as set forth in the Rights Agreement dated as of February 23, 1998.


                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Mid-America Bancorp
                                     (Registrant)

Date:  May 8, 1998                     By:/s/ Steven Small
                                       Steven Small
                                       Executive Vice President and
                                       Chief Financial Officer

Date:  May 8, 1998                     By:/s/ R.K. Guillaume
                                       R.K. Guillaume
                                       Chief Executive Officer