Form 10-Q
period 1998-06-30
MID AMERICA BANCORP/KY/
filed 1998-08-14
CIK 711083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                  FORM 10-Q

           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended June 30, 1998
                                      OR
           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
July 31, 1998: 9,929,510 shares of common stock, no par value



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

ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are submitted herewith:

Consolidated balance sheets - June 30, 1998 and December 31,
        1997
Consolidated statements of income - three and six months ended
        June 30, 1998 and 1997
Consolidated statements of changes in shareholders' equity -
        six months ended June 30, 1998 and 1997
Consolidated statements of comprehensive income - three and six months ended June 30, 1998 and 1997
Consolidated statements of cash flows - six months ended June
        30, 1998 and 1997
Notes to consolidated financial statements



CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

                                                      June 30      December 31
                                                    -----------    -----------
                                                        1998           1997
ASSETS                                              -----------    -----------
Cash and due from banks                                $39,289        $29,002
Federal funds sold                                      25,600         16,900
Securities purchased under agreements to resell         95,000         --
Securities available for sale, amortized cost
  of $297,199 (1998) and $409,497 (1997)               299,625        414,721
Securities held to maturity, market value
  of $4,031 (1998) and $108,321 (1997)                   4,028        108,178
Loans, net of unearned income                          913,822        891,075
Allowance for loan losses                               (9,335)        (9,209)
                                                    -----------    -----------
  Loans, net                                           904,487        881,866
Premises and equipment                                  22,244         21,757
Other assets                                            31,197         37,155
                                                    -----------    -----------
    TOTAL ASSETS                                    $1,421,470     $1,509,579
                                                    ===========    ===========


LIABILITIES
Deposits:
  Non-interest bearing                                $158,314       $140,092
  Interest bearing                                     763,981        738,737
                                                    -----------    -----------
    Total deposits                                     922,295        878,829

Securities sold under agreements to repurchase         206,024        284,500
Federal funds purchased                                  1,050         --
Advances from the Federal Home Loan Bank                78,323         63,165
Gift certificates and money orders
    outstanding                                         32,191        104,609
Accrued expenses and other liabilities                  19,688         22,767
                                                    -----------    -----------
    TOTAL LIABILITIES                                1,259,571      1,353,870

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                --             --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued
  and outstanding - 9,924,260 shares (1998)
  and 9,878,803 shares (1997)                           27,525         27,399
Additional paid-in capital                             115,752        115,182
Retained earnings                                       17,046          9,773
Accumulated other comprehensive income                   1,576          3,355
                                                    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                         161,899        155,709
                                                    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,421,470     $1,509,579
                                                    ===========    ===========
See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts
Unaudited

                                        Three months ended   Six months ended
                                             June 30              June 30
                                        ------------------   ------------------
                                          1998      1997       1998      1997
                                        --------  --------   --------  --------
INTEREST INCOME:
Interest and fees on loans              $21,228   $19,040    $42,020   $37,878
Interest and dividends on:
  Taxable securities                      3,873     4,974      8,284     9,791
  Tax-exempt securities                     712       670      1,421     1,265
Interest on federal funds sold              202       378        346       668
Interest on securities purchased under
  agreements to resell                    1,526     1,558      3,486     3,409
                                        --------  --------   --------  --------
    Total interest income                27,541    26,620     55,557    53,011
                                        --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits                      8,632     7,935     17,162    15,835
Interest on federal funds purchased
  and securities sold under
  agreements to repurchase                3,069     3,418      6,886     6,962
Interest on Federal Home
  Loan Bank advances                      1,097     1,031      2,043     2,084
                                        --------  --------   --------  --------
    Total interest expense               12,798    12,384     26,091    24,881
                                        --------  --------   --------  --------
Net interest income before
  provision for loan losses              14,743    14,236     29,466    28,130
Provision for loan losses                   500        --        500        --
                                        --------  --------   --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              14,243    14,236     28,966    28,130
                                        --------  --------   --------  --------
NON-INTEREST INCOME:
Income from trust department                574       240      1,114       525
Service charges on deposit accounts       1,339     1,206      2,607     2,415
Gift certificate and money order fees        71       636        121     1,310
Securities gains (losses)                    --        (8)        27        68
Other                                     5,594       946      8,064     2,050
                                        --------  --------   --------  --------
    Total non-interest income             7,578     3,020     11,933     6,368
                                        --------  --------   --------  --------
OTHER OPERATING EXPENSES:
Salaries and employee benefits            7,191     6,416     13,898    12,572
Occupancy expense                           735       720      1,471     1,491
Furniture and equipment expenses          1,134     1,042      2,177     2,218
Other                                     3,704     2,408      7,002     4,997
                                        --------  --------   --------  --------
    Total other operating expenses       12,764    10,586     24,548    21,278
                                        --------  --------   --------  --------
Income before income taxes                9,057     6,670     16,351    13,220
Income tax expense                        2,749     2,065      4,918     4,098
                                        --------  --------   --------  --------
NET INCOME                               $6,308    $4,605    $11,433    $9,122
                                        ========  ========   ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                   9,914     9,778      9,901     9,757
  Diluted                                10,139     9,910     10,130     9,881

NET INCOME PER COMMON SHARE
  Basic                                   $0.64     $0.47      $1.15     $0.93
  Diluted                                  0.62      0.46       1.13      0.92

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In thousands, except per share amounts
Unaudited

                                             Six months ended
                                                 June 30
                                            --------------------
                                              1998       1997
                                            ---------  ---------
Balance, January 1                          $155,709   $140,638
Net income                                    11,433      9,122
Other comprehensive income
  (loss), net of tax                          (1,779)       368
Cash dividends declared                       (4,160)    (3,601)
Stock options exercised, including
  related tax benefits                           696      1,336
                                            ---------  ---------
Balance, June 30                            $161,899   $147,863
                                            =========  =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited

                                            Three months        Six months
                                           ended June 30       ended June 30
                                             --------            --------
                                            1998      1997      1998      1997
                                          --------  --------  --------  --------
Net Income                                 $6,308    $4,605   $11,433    $9,122

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses)
  on securities available for sale:
   Unrealized holding gains (losses)
      arising during the period            (1,098)    2,382    (1,801)      336
   Less reclassification adjustment for
      gains included in net income             --         4       (18)      (45)
                                          --------  --------  --------  --------
                                           (1,098)    2,386    (1,819)      291
 Pension liability adjustment                  --        --        40        77
                                          --------  --------  --------  --------
Other comprehensive income (loss)          (1,098)    2,386    (1,779)      368
                                          --------  --------  --------  --------
COMPREHENSIVE INCOME                       $5,210    $6,991    $9,654    $9,490
                                          ========  ========  ========  ========

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited

                                                              Six Months
                                                             ended June 30
                                                          ----------------------
                                                             1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:                     ----------  ----------
Net income                                                  $11,433      $9,122
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, amortization and accretion, net             2,545       2,159
    Provision for loan losses                                   500          --
    Federal Home Loan Bank stock dividend                      (560)       (512)
    Gain on sales of securities                                 (27)        (68)
    Gain on sales of other real estate                         (814)        (55)
    Gain on sale of subsidiary                               (4,213)         --
    Deferred taxes                                           (1,031)       (434)
  Decrease (increase) in interest receivable                     53        (470)
  Decrease (increase) in other assets                            83      (7,033)
  Increase (decrease) in other liabilities                     (537)      1,996
                                                          ----------  ----------
Net cash provided by operating activities                     7,432       4,705
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                (41,558)    (72,217)
  Proceeds from maturities of
   securities available for sale                            145,192      49,767
  Proceeds from sales of securities available for sale        7,103      22,710
  Purchases of securities held to maturity                   (2,529)     (9,386)
  Proceeds from maturities of securities held to maturity    76,000      60,000
  Net cash proceeds from sale of subsidiary                   8,134          --
  Increase in customer loans                                (23,647)     (4,218)
  Proceeds from sales of other real estate                    2,718         745
  Payments for purchases of premises and equipment           (2,561)       (661)
                                                          ----------  ----------
Net cash provided by investing activities                   168,852      46,740
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                   43,466      80,936
  Net decrease in securities sold
   under agreements to repurchase                           (78,476)    (54,446)
  Net increase (decrease) in federal funds purchased          1,050      (3,000)
  Advances from the Federal Home Loan Bank                   20,000          --
  Repayment of advances from the Federal Home Loan Bank      (4,842)     (2,441)
  Decrease in gift certificates and money
   orders outstanding                                       (39,900)    (22,185)
  Stock options exercised                                       565       1,185
  Dividends paid                                             (4,160)     (3,601)
                                                          ----------  ----------
Net cash used in financing activities                       (62,297)     (3,552)
                                                          ----------  ----------
Net increase in cash and cash equivalents                   113,987      47,893
Cash and cash equivalents at January 1                       45,902     161,084
                                                          ----------  ----------
Cash and cash equivalents at June 30                       $159,889    $208,977
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

3.The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

  In thousands, except per share amounts
                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                           ---------             ---------
                                         1998       1997       1998       1997
                                       ---------  ---------  ---------  --------
  Net income, basic and diluted          $6,308     $9,778    $11,433     $9,122
                                       =========  =========  =========  ========

  Average shares outstanding              9,914      9,778      9,901      9,757
  Effect of dilutive securities             225        132        229        124
  Average shares outstanding including ---------  ---------  ---------  --------
     dilutive securities                 10,139      9,910     10,130      9,881
                                       =========  =========  =========  ========
  Net income per share, basic             $0.64      $0.47      $1.15      $0.93
                                       =========  =========  =========  ========
  Net income per share, diluted           $0.62      $0.46      $1.13      $0.92
                                       =========  =========  =========  ========

  Appropriate share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1997.

4.The amortized cost and market value of securities available for sale are summarized as follows:

                                         June 30, 1998        December 31, 1997
                                       --------------------  -------------------
  In thousands                         Amortized   Market    Amortized   Market
                                         Cost       Value      Cost       Value
                                       ---------  ---------  ---------  --------
  U.S. Treasury and
    U.S. government agencies            $49,279    $49,754   $156,040   $156,654
  Collateralized mortgage obligations   175,165    174,044    183,792    185,474
  States and political subdivisions      50,724     53,775     50,352     53,272
  Corporate obligations                   3,905      3,926      1,757      1,765
  Equity securities                      18,126     18,126     17,556     17,556
                                       ---------  ---------  ---------  --------
                                       $297,199   $299,625   $409,497   $414,721
                                       =========  =========  =========  ========

  The amortized cost and market value of securities held to maturity are summarized as follows:

                                        June 30, 1998        December 31, 1997
                                       --------------------  -------------------
  In thousands                         Amortized   Market    Amortized   Market
                                         Cost       Value      Cost       Value
                                       ---------  ---------  ---------  --------
  U.S. Treasury and
    U.S. government agencies             $4,028     $4,031   $108,078   $108,221
  Corporate obligations                   --         --           100        100
                                       ---------  ---------  ---------  --------
                                         $4,028     $4,031   $108,178   $108,321
                                       =========  =========  =========  ========

5.Activity in the allowance for loan losses follows:

                                       June 30,              December 31,
  In thousands                           1998                   1997
                                       ---------             ---------
  Balance, January 1                     $9,209                $9,167

  Loans charged-off                        (459)                 (621)
  Recoveries                                 85                   363
                                       ---------             ---------
                                          ($374)                ($258)
  Provision for loan losses                 500                   300
                                       ---------             ---------
  Balance, end of period                 $9,335                $9,209
                                       =========             =========


6.Significant components of other non-interest income and other operating expenses are set forth below:


                                       Three Months Ended    Six Months Ended
  In thousands                              June 30               June 30
                                       --------------------  -------------------
                                         1998       1997       1998       1997
                                       ---------  ---------  ---------  --------
  Other non-interest income:
     Gain on sale of money order subsid  $3,777      --        $4,213      --
     Gains on sales of other real estat     190         45        814         55
     Other                                1,627        901      3,037      1,995
                                       ---------  ---------  ---------  --------
                                         $5,594       $946     $8,064     $2,050
                                       =========  =========  =========  ========


  During the second quarter of 1998, the Company recognized $3.8 million of previously deferred income related to the earlier sale (January 1998) of its money order operations and related processing agreement for money orders and similar payment instruments of MoneyGram Payment Systems, Inc. (MoneyGram). In May 1998, MoneyGram was acquired by Viad Corp., a company involved in the money order business through its subsidairy, Travelers Express. Viad Corp. and Travelers Express have notified the Company of their intention to no longer process money orders though the Company subsequent to late 1998.

                                         Three Months Ended    Six Months Ended
  In thousands                               June 30               June 30
                                       --------------------  -------------------
                                         1998       1997         1998       1997
                                       ---------  ---------  ---------  --------
  Other operating expenses:
     Advertising and marketing             $757       $521     $1,267       $882
     Operating supplies                     387        372        816      1,027
     Legal and professional fees            973        302      1,678        503
     Taxes - Bank, property and other       306        409        713        836
     Other                                1,281        804      2,528      1,749
                                       ---------  ---------  ---------  --------
                                         $3,704     $2,408     $7,002     $4,997
                                       =========  =========  =========  ========


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item discusses the results of operations for MidAmerica Bancorp and its subsidiaries for the three and six months ended June 30, 1998 and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred between December 31, 1997 and June 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1998 was $11,433,000 or $1.13 per share on a diluted basis, compared to $9,122,000 or $0.92 per share on a diluted basis for the six months ended June 30, 1997. Net income for the second quarter of 1998 was $6,308,000 or $0.62 diluted net income per share. Net income for the second quarter of 1997 was $4,605,000 or $0.46 diluted net income per share.

Net income for the six months ended June 30, 1998, when compared to the same period in 1997, increased 25.3% and diluted net income per share increased 22.8%. For the second quarter of 1998 compared to the second quarter of 1997, net income increased 36.9% and diluted net income per share increased 34.8%.

As discussed further herein, 1998 operating results included non-recurring revenue of $4 million for the second quarter of 1998 and $5 million for the six months ended June 30, 1998. Further, the Company has incurred significant expenses related to the Year 2000 computer issue, its new image campaign and legal costs, all of which are expected to be significantly reduced by the beginning of next year. Excluding the impact of these revenues and expenses, the Companys core net income increased 1% in the second quarter of 1998 and increased 6% for the six month period ended June 30, 1998.

During the second quarter of 1998, the Company recognized $3.8 million of previously deferred income related to the earlier sale of its money order operations and related processing agreement for money orders and similar payment instruments of MoneyGram Payment Systems, Inc. (MoneyGram). On a diluted net income per share basis this represents $0.22 per share for the three and six months ended June 30. 1998. In May 1998, MoneyGram was acquired by Viad Crop., a company involved in the money order business through its subsidiary, Travelers Express. Via Corp. and Travelers Express have notified the Company of their intention to no longer process money orders through the Company subsequent to late 1998. As a result of the income recognition in 1998, there will be no amortization over the remaining three year life of the above mentioned processing agreement.


In addition, the Company believes that the refusal of Viad Corp., Travelers Express, MoneyGram and MidAmerica Money Order Company to use a subsidiary of the Company for the agreed upon processing of money orders is a material breach of the agreements resulting in damages and it has recently filed a lawsuit against those parties.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities.
The net interest spread is the difference between the average yield on earning assets and the average rate on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and six months ended June 30, 1998 and 1997.

In thousands except percentages


                                     Three Months Ended     Six Months Ended
                                          June 30               June 30
                                     --------------------  --------------------
                                         1998       1997       1998       1997
                                     --------   --------   --------   --------
Total interest income                 $27,541    $26,620    $55,557    $53,011
Tax equivalent adjustment                 452        446        901        872
                                      -------    -------    -------    -------
Tax equivalent interest income         27,993     27,066     56,458     53,883
Total interest expense                 12,798     12,384     26,091     24,881
                                      -------    -------    -------    -------
Tax equivalent net interest income    $15,195    $14,682    $30,367    $29,002
                                      =======    =======    =======    =======
Average rate on earning assets           8.40%      8.35%      8.37%      8.29%
Average rate on
  interest bearing liabilities           4.77%      4.78%      4.81%      4.79%
Net interest spread, annualized          3.63%      3.57%      3.56%      3.50%
Net interest margin, annualized          4.56%      4.53%      4.50%      4.46%
Average earning assets             $1,340,061 $1,300,442 $1,363,514 $1,312,102
Average interest
  bearing liabilities              $1,077,273 $1,038,485 $1,093,319 $1,047,533



Net interest income on a tax equivalent basis increased $513,000 or 3.5% for the quarter and $1,365,000 or 4.7% for the year-to-date, resulting primarily from volume increases. During the three and six month periods of 1998, average earning assets increased 3.1% and 3.9%, respectively, compared to the prior years periods. The net interest spread and margin both improved for the three month and year-to-date periods as asset yields increased slightly while liability costs were relatively stable.

Provision for Loan Losses

The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgement, deserve current recognition. Based on this process, a $500,000 provision for loan losses was recorded in the second quarter of 1998.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars in thousands                            Six Months Ended
                                                    June 30
                                               ------------------
                                                   1998     1997
                                                -------  -------
Balance at January 1                             $9,209   $9,167
  Provision for loan losses                         500       --
  Loan charge-offs, net                            (374)    (110)
                                                -------  -------
Balance June 30                                  $9,335   $9,057
                                                =======  =======
Average loans, net of unearned income          $900,009 $797,150
Provision for loan losses to average loans         0.06%      --
Allowance for loan losses to average loans         1.04%    1.14%
Allowance for loan losses to period-end loans      1.02%    1.12%



Non-interest Income and Other Operating Expenses

The following table sets forth the major components of non-interest income and other operating expenses for the three and six months ended June 30, 1998 and 1997:

                                    Three months ended      Six months ended
Dollars in thousands                     June 30                 June 30
                                ----------------------  ----------------------
                                  1998    1997   Incr     1998    1997   Incr
                                                (Decr)                  (Decr)
                                ------  ------  ------  ------  ------  ------
Non-Interest Income:
  Income from trust department    $574    $240    $334  $1,114    $525    $589
  Service charges on
    deposit accounts             1,339   1,206     133   2,607   2,415     192
  Gift certificate and
    money order fees                71     636    (565)    121   1,310  (1,189)
  Gain on sale of money
    order subsidiary             3,777     --    3,777   4,213     --    4,213
  Gains on sale of
    other real estate              190       3     187     814      55     759
  Securities gains (losses)        --       (8)      8      27      68     (41)
  Other                          1,627     943     684   3,037   1,995   1,042
                                ------  ------  ------  ------  ------  ------
Total non-interest income       $7,578  $3,020  $4,558 $11,933  $6,368  $5,565
                                ======  ======  ======  ======  ======  ======
Other Operating Expenses:
  Salaries and
    employee benefits           $7,191  $6,416    $775 $13,898 $12,572  $1,326
  Occupancy expenses               735     720      15   1,471   1,491     (20)
  Furniture and
    equipment expenses           1,134   1,042      92   2,177   2,218     (41)
  Advertising and marketing        757     521     236   1,267     882     385
  Operating supplies               387     372      15     816   1,027    (211)
  Legal and professional fees      973     279     694   1,678     503   1,175
  Taxes-Bank, property
    and other                      306     409    (103)    713     836    (123)
  Other                          1,281     827     454   2,528   1,749     779
                                ------  ------  ------  ------  ------  ------
Total other operating expenses $12,764 $10,586  $2,178 $24,548 $21,278  $3,270
                                ======  ======  ======  ======  ======  ======


The core components of non-interest income increased 19.7% for the quarter and 9.4% for the year-to-date period. These increases were driven by sustainable sources of revenue. Trust income benefited from the increased level of assets under management and increased 139% for the second quarter and more than doubled from prior year levels to $1.1 million for the six months ended June 30, 1998. Deposit fees continued to show steady gains of 11% and 8% for the quarter and six months, respectively, as the retail customer base expanded. Bank card fees and merchant fees increased $528,000 or 98% for the six-month period ended June 30, 1998, and increased 109% for the second quarter, as the retail card base expanded and the gift certificate operation expanded the merchant business to its mall agent base. The decline in gift certificate and money order fees is partially offset with processing income from the purchaser of the money order subsidiary (included in other non-interest income) and expense reductions. The absolute level of non-interest income includes the money order subsidiary gain and gains of real estate sales. For the June 30, 1998 quarter these gains aggregated approximately $4 million and for the year-to-date period aggregated $5 million.

Other operating expenses increased $2.2 million or 20% and $3.3 million or 15%, for the quarter and year-to-date periods, respectively.
 These increases are significantly impacted by expenses attributed to three major areas; the Companys Year 2000 project, the Companys new image campaign and legal costs associated with intensive discovery efforts in ongoing litigation. As of June 30, 1998, there had not been any significant legal fees related to the previously discussed lawsuit related to the MoneyGram processing agreement. These matters contributed $1.1 million and $1.9 million to the increased level of other operating expenses for the three and six months ended June 30, 1998. Excluding these matters, other operating expenses, increased 10.9% for the second quarter and 7% for the six month period. An increase in salaries and employee benefits caused a substantial portion of this remaining increase and is attributable primarily to annual compensation increases. The level of full-time-equivalent employees averaged 618 in 1998 compared to 615 in 1997.

Income Taxes

The Company had income tax expense of $2,749,000 for the second quarter of 1998 compared to $2,065,000 for the same period in 1997. The year-to-date tax expense and effective tax rate were $4,918,000 and 30.1% for 1998, respectively and $4,098,000 and 31.0% for 1997, respectively.
 The decrease in the effective rate is attributable to the increased level of tax free income resulting from an increase in tax free securities, and tax credits related to low income housing interests.




FINANCIAL CONDITION

Total Assets

Total actual assets decreased approximately $88 million from December 31, 1997 to June 30, 1998, while average assets increased $19 million or 1.4% to $1,413,067,000 for the second quarter of 1998 compared to the last quarter of 1997. During the three and six month periods ended June 30, 1998, average earning assets increased approximately $40 million and $51 million respectively, compared to the prior year periods.
 Average earning asset growth was funded primarily from increases in average retail deposit products during the periods. For the six months ended June 30, 1998 compared to the first six months of 1997 average asset growth included increases in average commercial loans of $61 million, increases in average retail loans of $42 million, and decreases in the average securities portfolio of $38 million. For the second quarter of 1998 compared to 1997, average retail loans increased $38 million, average commercial loans increased $76 million and the securities portfolios average declined $57 million.

Nonperforming Loans and Assets

A summary of non-performing loans and assets follows:

Dollars in thousands                    June 30, 1998   December 31, 1997

Loans accounted for on a non-
    accrual basis                           $2,190            $1,678
Loans contractually past due
    ninety days or more as to
    interest or principal
    payments                                 1,106               788
Total non-performing loans                   3,296             2,466
Other real estate held for sale             15,203            16,186
Total non-performing assets                $18,499           $18,652

Non-performing loans to total
    loans                                      .36%              .28%
Non-performing assets to total
    assets                                    1.30%             1.24%
Allowance for loan losses to
    non-performing loans                       283%              373%

Loans classified as impaired at June 30, 1998 aggregated $2,190,000 and included all non-accrual loans. At December 31, 1997, impaired loans aggregated $1,680,000.


Other real estate aggregated $15.2 million at June 30, 1998 and was principally comprised of properties acquired in settlement of problem real estate development loans in April 1996, and a completed condominium project acquired in settlement of loans in November 1997. The carrying value of real estate development property has been substantially reduced through sales from the original carrying value of $15.2 million to $5.2 million at June 30, 1998. In January and June 1998, portions of this property were sold and gains of $624,000 and $171,000, respectively, were recognized. The Company has contracts for additional property sales, expected to close later in 1998, that will further reduce the carrying value by $2.6 million. The condominium project involves 32 (44 originally) completed and readily marketable units and 7.5 acres of adjacent developed land. Three units are under contract and closings are expected in the third quarter. This riverfront development has a carrying value of $8.5 million. Management intends to continue to provide for the orderly development and marketing of these properties in a manner designed to maximize the value thereof to the Company.

The Company considers the level of non-performing loans in its evaluation of the adequacy of the allowance for loan losses.

        LIQUIDITY

Liquidity represents the Companys ability to generate cash or otherwise obtain funds at a reasonable price to satisfy commitments to borrowers as well as demands of depositors. The loan and securities portfolios are managed to provide liquidity through maturity or payments related to such assets.

The parent Companys liquidity depends primarily on the dividends paid to it as the sole shareholder of Bank of Louisville.

CAPITAL RESOURCES

At June 30, 1998 shareholders' equity totaled $161,899,000, an increase of $6.2 million since December 31, 1997. Since December 31, 1997, the Companys available for sale securities portfolio had unrealized losses, net of taxes, that decreased shareholders equity $1.8 million.

The Companys capital ratios exceed minimum regulatory requirements and are as follows:

                                 Company       Company
                                 June 30,      December        Minimum
                                   1998        31, 1997        Required
Leverage Ratio                     11.3%         11.1%           4.00%
Tier 1 risk based capital ratio    15.1%         13.8%           4.00%
Total risk based capital ratio     16.0%         14.7%           8.00%



YEAR 2000

The Company has established a comprehensive program to prepare its computer systems and applications for the year 2000 and develop appropriate contingency plans. Testing is scheduled to be substantially complete by the end of 1998 and implementation is planned by the end of the second quarter of 1999. Additionally, the Company is reviewing Year 2000 issues with customers and vendors to determine the impact, if any, on the Company.

The Company has incurred costs for new hardware and software, consulting and other expenses related to this program. In addition, the Company has incurred internal staff costs; a significant portion of these costs are not incremental to the Company, but rather represent redeployment of existing personnel resources. For the six months ended June 30, 1998, the Company has incurred approximately $370,000 of incremental expenses, including depreciation, related to this program. Costs for time spent by existing
personnel devoted to this program were approximately $470,000.   Approximately
$630,000 has been spent on the purchase of hardware and software related to the program; these costs are being depreciated over 3 and 4 year periods.


RECENTLY ISSUED ACCOUNTING STANDARD


Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) was issued by the Financial Accounting Standards Board in June 1998. Statement 133 standardizes the accounting for derivative instruments. Statement 133 currently applies to the Companys interest rate swap contracts. Under the standard, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

The Company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption (January 1, 2000). It can not be determined presently whether the Company will have any significant derivative instruments on the date of initial adoption. Depending on asset / liability management issues, the market interest rate situation and other relevant internal and external factors, the Companys current interest rate swap positions may be increased or reduced by the time that Statement 133 is adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Companys June 30, 1998 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in the Companys exposure to interest rate changes since March 31, 1998 or December 31 1997. The table below illustrates the simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from June 30, 1998 levels, and remained constant at those levels thereafter.

                                               Movement in interest
                                         rates from June 30, 1998, rates

                                              Increase       Decrease
                                          +50bp   +100bp   -50bp    -100bp
Net interest income increase
   (decrease) (in 1000's)                $ (242)   $ 236  $ (473)   $ (717)
Net income per share increase
   (decrease)                            $(0.02)   $0.02  $(0.03)   $(0.05)





PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The regular annual meeting of shareholders of MidAmerica
        Bancorp was held on April 16, 1998.

(b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors were elected.

(c) The following items were submitted to a vote of security holders as follows:

        (1) Election of the following persons as directors of MidAmerica Bancorp for terms expiring at the 2001 annual meeting of shareholders.

                                                 For       Withhold
        Robert P. Adelberg                      8,321,341   83,484
        Hon. Martha Layne Collins               8,325,013   79,812
        R.K. Guillaume                          8,335,459   69,366
        David Jones, Jr.                        8,340,360   64,465
        Bertram W. Klein                        8,360,029   44,796
        Bruce Roth                              8,359,880   44,945

        (2) Amendment to Articles of Incorporation. To require certain transactions involving fundamental changes in corporate structure or the transfer of substantial assets to be approved by a 75% super-majority vote of shareholders.

                    For                     6,250,769
                    Against                   499,935
                    Abstain                    31,865
                    Broker non-votes        1,622,256

        (3) Amendment to Articles of Incorporation. To elect to be governed by the board approval and super-majority voting provisions of the Kentucky Business Combination Act.

                     For                    6,276,701
                     Against                  480,379
                     Abstain                   47,236
                     Broker non-votes       1,600,509


        (4) Amendment to Articles of Incorporation. To require a super-majority vote of shareholders to amend or repeal the foregoing and certain other provisions of the Articles of Incorporation.

                     For                     6,243,756
                     Against                   508,445
                     Abstain                    30,368
                     Broker non-votes        1,622,256





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        10 Material Contracts - Employment agreement between the Company and Steven A. Small, dated June 1, 1998.

        27              Financial Data Schedule


(b)     Reports on Form 8-K

        None



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Mid-America Bancorp
                                         (Registrant)

Date:  August 12,1998                   By:/s/Steven Small
                                           Steven Small
                                           Executive Vice President and
                                           Chief Financial Officer

Date:  August 12,1998                   By:/s/R.K. Guillaume
                                           R.K. Guillaume
                                           Chief Executive Officer



INDEX TO EXHIBITS


10 Material Contracts - Employment agreement between the Company and Steven A. Small, dated June 1, 1998

27              Financial Data Schedule