Form 10-Q
period 1998-09-30
MID AMERICA BANCORP/KY/
filed 1998-11-13
CIK 711083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended September 30, 1998
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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


              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
October 30, 1998: 9,930,148 shares of common stock, no par value


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

ITEM 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are submitted herewith:

     Consolidated balance sheets - September 30, 1998 and December 31,
          1997
     Consolidated statements of income - three and nine months ended
          September 30, 1998 and 1997
     Consolidated statements of changes in shareholders' equity -
          nine months ended September 30, 1998 and 1997
     Consolidated statements of comprehensive income - three and nine months ended September 30, 1998 and 1997
     Consolidated statements of cash flows - nine months ended September
          30, 1998 and 1997
     Notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

                                                    September 30   December 31
                                                    -----------    -----------
                                                        1998           1997
ASSETS                                              -----------    -----------
Cash and due from banks                                $30,916        $29,002
Federal funds sold                                       5,600         16,900
Securities purchased under agreements to resell         55,000         --
Securities available for sale, amortized cost
  of $305,992 (1998) and $409,497 (1997)               310,143        414,721
Securities held to maturity, market value
  of $4,056 (1998) and $108,321 (1997)                   4,023        108,178
Loans, net of unearned income                          953,566        891,075
Allowance for loan losses                               (9,216)        (9,209)
                                                    -----------    -----------
  Loans, net                                           944,350        881,866
Premises and equipment                                  22,227         21,757
Other assets                                            33,811         37,155
                                                    -----------    -----------
    TOTAL ASSETS                                    $1,406,070     $1,509,579
                                                    ===========    ===========


LIABILITIES
Deposits:
  Non-interest bearing                                $125,920       $140,092
  Interest bearing                                     769,510        738,737
                                                    -----------    -----------
    Total deposits                                     895,430        878,829

Securities sold under agreements to repurchase         212,228        284,500
Federal funds purchased                                  8,965         --
Advances from the Federal Home Loan Bank                76,908         63,165
Gift certificates and money orders
    outstanding                                         29,091        104,609
Accrued expenses and other liabilities                  17,994         22,767
                                                    -----------    -----------
    TOTAL LIABILITIES                                1,240,616      1,353,870

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                --             --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued
  and outstanding - 9,930,148 shares (1998)
  and 9,878,803 shares (1997)                           27,541         27,399
Additional paid-in capital                             115,845        115,182
Retained earnings                                       19,370          9,773
Accumulated other comprehensive income                   2,698          3,355
                                                    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                         165,454        155,709
                                                    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,406,070     $1,509,579
                                                    ===========    ===========
See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts
Unaudited

                                        Three months ended   Nine months ended
                                           September 30         September 30
                                        ------------------   ------------------
                                          1998      1997       1998      1997
                                        --------  --------   --------  --------
INTEREST INCOME:
Interest and fees on loans              $22,190   $19,497    $64,210   $57,375
Interest and dividends on:
  Taxable securities                      3,836     5,068     12,120    14,859
  Tax-exempt securities                     709       691      2,130     1,956
Interest on federal funds sold              125       230        471       898
Interest on securities purchased under
  agreements to resell                    1,161     1,120      4,647     4,529
                                        --------  --------   --------  --------
    Total interest income                28,021    26,606     83,578    79,617
                                        --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits                      8,792     8,110     25,954    23,945
Interest on federal funds purchased
  and securities sold under
  agreements to repurchase                2,947     3,043      9,833    10,005
Interest on Federal Home
  Loan Bank advances                      1,169     1,009      3,212     3,093
                                        --------  --------   --------  --------
    Total interest expense               12,908    12,162     38,999    37,043
                                        --------  --------   --------  --------
Net interest income before
  provision for loan losses              15,113    14,444     44,579    42,574
Provision for loan losses                    --        --        500        --
                                        --------  --------   --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              15,113    14,444     44,079    42,574
                                        --------  --------   --------  --------
NON-INTEREST INCOME:
Income from trust department                643       376      1,757       901
Service charges on deposit accounts       1,434     1,328      4,041     3,743
Gift certificate and money order fees        56       572        177     1,882
Securities gains (losses)                     3        (9)        30        59
Other                                     1,588       969      9,652     3,019
                                        --------  --------   --------  --------
    Total non-interest income             3,724     3,236     15,657     9,604
                                        --------  --------   --------  --------
OTHER OPERATING EXPENSES:
Salaries and employee benefits            7,318     6,865     21,216    19,437
Occupancy expense                           794       818      2,265     2,309
Furniture and equipment expenses          1,061     1,209      3,238     3,427
Other                                     3,462     2,456     10,464     7,453
                                        --------  --------   --------  --------
    Total other operating expenses       12,635    11,348     37,183    32,626
                                        --------  --------   --------  --------
Income before income taxes                6,202     6,332     22,553    19,552
Income tax expense                        1,792     2,007      6,710     6,105
                                        --------  --------   --------  --------
NET INCOME                               $4,410    $4,325    $15,843   $13,447
                                        ========  ========   ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                   9,930     9,814      9,911     9,776
  Diluted                                10,115    10,018     10,125     9,927

NET INCOME PER COMMON SHARE
  Basic                                   $0.44     $0.44      $1.60     $1.38
  Diluted                                  0.44      0.43       1.57      1.35

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In thousands
Unaudited

                                             Nine months ended
                                                September 30
                                          ----------------------
                                             1998        1997
                                          ----------  ----------
Balance, January 1                         $155,709    $140,638
Net income                                   15,843      13,447
Other comprehensive income
  (loss), net of tax                           (657)      2,078
Cash dividends declared                      (6,246)     (5,412)
Stock options exercised, including
  related tax benefits                          805       2,250
                                          ----------  ----------
Balance, September 30                      $165,454    $153,001
                                          ==========  ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited

                                              Three months            Nine months
                                          ended September 30      ended September 30
                                          ----------------------  --------------------
                                             1998        1997       1998       1997
                                          ----------  ----------  ---------  ---------
Net Income                                   $4,410      $4,325    $15,843    $13,447

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses)
  on securities available for sale:
   Unrealized holding gains (losses)
      arising during the period               1,124       1,704       (677)     2,040
   Less reclassification adjustment for
      (gains) losses included in net income      (2)          6        (20)       (39)
                                          ----------  ----------  ---------  ---------
                                              1,122       1,710       (697)     2,001
 Pension liability adjustment                  --          --           40         77
                                          ----------  ----------  ---------  ---------
Other comprehensive income (loss)             1,122       1,710       (657)     2,078
                                          ----------  ----------  ---------  ---------
COMPREHENSIVE INCOME                         $5,532      $6,035    $15,186    $15,525
                                          ==========  ==========  =========  =========

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited

                                                                Nine Months
                                                            ended September 30
                                                          ----------------------
                                                             1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:                     ----------  ----------
Net income                                                  $15,843     $13,447
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, amortization and accretion, net             4,031       3,599
    Provision for loan losses                                   500          --
    Federal Home Loan Bank stock dividend                      (852)       (784)
    Gains on sales of securities                                (30)        (59)
    Gains on sales of other real estate                        (814)        (58)
    Gain on sale of subsidiary                               (4,213)         --
    Deferred taxes                                             (483)        426
  Increase in interest receivable                            (1,864)       (837)
  Increase in other assets                                   (1,342)     (2,734)
  Increase in other liabilities                               1,665       3,030
                                                          ----------  ----------
Net cash provided by operating activities                    12,441      16,030
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                (81,710)   (124,643)
  Proceeds from maturities of
   securities available for sale                            170,923      70,126
  Proceeds from sales of securities available for sale        7,206      42,023
  Purchases of securities held to maturity                   (2,529)     (9,386)
  Proceeds from maturities of securities held to maturity    76,000      65,000
  Net cash proceeds from sale of subsidiary                   8,134          --
  Increase in customer loans                                (63,641)    (25,880)
  Proceeds from sales of other real estate                    3,535       1,216
  Payments for purchases of premises and equipment           (3,171)     (1,969)
                                                          ----------  ----------
Net cash provided by investing activities                   114,747      16,487
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                   16,601       3,772
  Net decrease in securities sold
   under agreements to repurchase                           (72,272)    (67,416)
  Net increase (decrease) in federal funds purchased          8,965      (4,000)
  Advances from the Federal Home Loan Bank                   26,216          --
  Repayment of advances from the Federal Home Loan Bank     (12,473)     (3,934)
  Decrease in gift certificates and money
   orders outstanding                                       (43,000)    (24,308)
  Stock options exercised                                       635       1,940
  Dividends paid                                             (6,246)     (5,412)
                                                          ----------  ----------
Net cash used in financing activities                       (81,574)    (99,358)
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents         45,614     (66,841)
Cash and cash equivalents at January 1                       45,902     161,084
                                                          ----------  ----------
Cash and cash equivalents at September 30                   $91,516     $94,243
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

3.The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

  In thousands, except per share amounts
                                        Three Months Ended    Nine Months Ended
                                            September 30          September 30
                                       --------------------  --------------------
                                         1998       1997       1998       1997
                                       ---------  ---------  ---------  ---------
  Net income, basic and diluted          $4,410     $4,325    $15,843    $13,447
                                       =========  =========  =========  =========

  Average shares outstanding              9,930      9,814      9,911      9,776
  Effect of dilutive securities             185        204        214        151
  Average shares outstanding including ---------  ---------  ---------  ---------
     dilutive securities                 10,115     10,018     10,125      9,927
                                       =========  =========  =========  =========
  Net income per share, basic             $0.44      $0.44      $1.60      $1.38
                                       =========  =========  =========  =========
  Net income per share, diluted           $0.44      $0.43      $1.57      $1.35
                                       =========  =========  =========  =========

  Share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1997, for all periods presented.

4.The amortized cost and market value of securities available for sale are summarized as follows:

                                       September 30, 1998     December 31, 1997
                                       --------------------  --------------------
  In thousands                         Amortized   Market    Amortized   Market
                                         Cost       Value      Cost       Value
                                       ---------  ---------  ---------  ---------
  U.S. Treasury and
    U.S. government agencies            $49,365    $50,140   $156,040   $156,654
  Collateralized mortgage obligations   180,849    179,764    183,792    185,474
  States and political subdivisions      50,626     55,054     50,352     53,272
  Corporate obligations                   6,734      6,767      1,757      1,765
  Equity securities                      18,418     18,418     17,556     17,556
                                       ---------  ---------  ---------  ---------
                                       $305,992   $310,143   $409,497   $414,721
                                       =========  =========  =========  =========

  The amortized cost and market value of securities held to maturity are summarized as follows:

                                       September 30, 1998     December 31, 1997
                                       --------------------  --------------------
  In thousands                         Amortized   Market    Amortized   Market
                                         Cost       Value      Cost       Value
                                       ---------  ---------  ---------  ---------
  U.S. Treasury and
    U.S. government agencies             $4,023     $4,056   $108,078   $108,221
  Corporate obligations                   --         --           100        100
                                       ---------  ---------  ---------  ---------
                                         $4,023     $4,056   $108,178   $108,321
                                       =========  =========  =========  =========

5.Activity in the allowance for loan losses follows:

                                       September 30,         December 31,
  In thousands                           1998                   1997
                                       ---------             ---------
  Balance, January 1                     $9,209                $9,167

  Loans charged-off                        (617)                 (621)
  Recoveries                                124                   363
                                       ---------             ---------
  Net loans charged-off                   ($493)                ($258)
  Provision for loan losses                 500                   300
                                       ---------             ---------
  Balance, end of period                 $9,216                $9,209
                                       =========             =========


6.Significant components of other non-interest income and other operating expenses are set forth below:


                                       Three Months Ended    Nine Months Ended
  In thousands                            September 30          September 30
                                       --------------------  --------------------
                                         1998       1997       1998       1997
                                       ---------  ---------  ---------  ---------
  Other non-interest income:
     Gain on sale of money order subsid   --         --        $4,213      --
     Gains on sales of other real estat   --            $3        814        $58
     Bank card Income                      $545        281      1,617        824
     Other                                1,043        685      3,008      2,137
                                       ---------  ---------  ---------  ---------
                                         $1,588       $969     $9,652     $3,019
                                       =========  =========  =========  =========


 During the second quarter of 1998, the Company recognized $3.8 million of previously deferred income related to the earlier sale (January, 1998) of its money order operations and related processing agreement for money orders and similar payment instruments of MoneyGram Payment Systems, Inc. (MoneyGram).
 A gain of $436,000 was recognized in the first quarter of 1998, at the time of sale. In May 1998, MoneyGram was acquired by Viad Corp., a company involved in the money order business through its subsidairy, Travelers Express. Viad Corp. and Travelers Express have notified the Company of their intention not to follow the agreements and no longer process money orders though the Company.

                                       Three Months Ended    Nine Months Ended
  In thousands                             September 30          September 30
                                       --------------------  --------------------
                                         1998       1997         1998      1997
                                       ---------  ---------  ---------  ---------
  Other operating expenses:
     Advertising and marketing             $416       $361     $1,683     $1,243
     Operating supplies                     262        553      1,078      1,580
     Legal and professional fees            775        335      2,453        838
     Taxes - Bank, property and other       354        407      1,067      1,243
     Other                                1,655        800      4,183      2,549
                                       ---------  ---------  ---------  ---------
                                         $3,462     $2,456    $10,464     $7,453
                                       =========  =========  =========  =========



ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for MidAmerica Bancorp and its subsidiaries for the three and nine months ended September 30, 1998 and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company that have occurred between December 31, 1997 and September 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

     RESULTS OF OPERATIONS

     Net income for the nine months ended September 30, 1998 was $15,843,000 or $1.57 per share on a diluted basis, compared to $13,447,000 or $1.35 per share on a diluted basis for the nine months ended September 30, 1997. Net income for the third quarter of 1998 was $4,410,000 or $0.44 diluted net income per share. Net income for the third quarter of 1997 was $4,325,000 or $0.43 diluted net income per share.

     Net income for the nine months ended September 30, 1998, when compared to the same period in 1997, increased 17.8% and diluted net income per share increased 16.3%. For the third quarter of 1998 compared to the third quarter of 1997, net income increased 2.0% and diluted net income per share increased 2.3%.

     As discussed further herein, 1998 operating results included non-recurring revenue of approximately $5 million for the nine months ended September 30, 1998, which contributed $0.30 to diluted net income per share. Further, the Company has incurred significant expenses related to the Year 2000 computer issue, its new image campaign and legal costs, all of which are expected to be significantly reduced by the beginning of next year. These matters contributed $630,000 and $2.6 million to the increased level of other operating expenses for the three and nine months ended September 30, 1998, respectively.

     Net Interest Income

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities.
The net interest spread is the difference between the average yield on earning assets and the average rate on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and nine months ended September 30, 1998 and 1997.

                                     Three Months Ended     Nine Months Ended
Dollars in thousands                      September 30          September 30
                                     --------------------  --------------------
                                         1998       1997       1998       1997
                                     --------   --------   --------   --------
Total interest income                 $28,021    $26,606    $83,578    $79,617
Tax equivalent adjustment                 440        454      1,340      1,327
                                      -------    -------    -------    -------
Tax equivalent interest income         28,461     27,060     84,918     80,944
Total interest expense                 12,908     12,162     38,999     37,043
                                      -------    -------    -------    -------
Tax equivalent net interest income    $15,553    $14,898    $45,919    $43,901
                                      =======    =======    =======    =======
Average rate on earning assets           8.45%      8.39%      8.40%      8.32%
Average rate on interest
    bearing liabilities                  4.74%      4.78%      4.79%      4.79%
Net interest spread, annualized          3.71%      3.61%      3.61%      3.53%
Net interest margin, annualized          4.62%      4.62%      4.54%      4.51%
Average earning assets             $1,338,601 $1,283,091 $1,355,118 $1,302,325
Average interest
    bearing liabilities            $1,080,778 $1,009,760 $1,089,093 $1,034,803


     Net interest income on a tax equivalent basis increased $655,000 or 4.4% for the quarter and $2,018,000 or 4.6% for the year-to-date, resulting primarily from earning asset volume increases. During the three and nine month periods of 1998, average earning assets increased 4.3% and 4.0%, respectively, compared to the prior year's periods. The net interest margin was unchanged for the third quarter of 1998 compared to 1997 and increased slightly for the nine month period in 1998 when compared to 1997. Asset yields increased and liability costs remained relatively stable.

     Provision for Loan Losses

     The allowance for loan losses is maintained at a level which management believes is adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgement, deserve current recognition.

          An analysis of the changes in the allowance for loan losses and selected ratios follows:


Dollars in thousands                                  Nine Months Ended
                                                          September 30
                                                      -----------------
                                                         1998     1997
                                                      --------  -------
Balance at January 1                                   $9,209   $9,167
  Provision for loan losses                               500     --
  Loan charge-offs, net                                  (493)    (334)
Balance September 30                                   $9,216   $8,833
Average loans, net of unearned income                $910,889 $802,393
Provision for loan losses to average loans               0.05%    --
Allowance for loan losses to average loans               1.01%    1.10%
Allowance for loan losses to period-end loans            0.97%    1.06%


  Non-interest Income and Other Operating Expenses

  The following table sets forth the major components of non-interest income and other operating expenses for the three and nine months ended September 30, 1998 and 1997:

                                    Three months ended      Nine months ended
In thousands                          September 30            September 30
                                ----------------------  ----------------------
                                  1998    1997   Incr     1998    1997   Incr
                                                (Decr)                  (Decr)
                                ------  ------  ------  ------  ------  ------
Non-Interest Income:
  Income from trust department    $643    $376    $267  $1,757    $901    $856
  Service charges on
    deposit accounts             1,434   1,328     106   4,041   3,743     298
  Gift certificates and
    money order fees                56     572    (516)    177   1,882  (1,705)
  Bank card income                 545     281     264   1,617     824     793
  Gain on sale of money
    order subsidiary                --      --      --   4,213      --   4,213
  Gain on sale of
    other real estate               --       3      (3)    814      58     756
  Securities gains (losses)          3      (9)     12      30      59     (29)
  Other                          1,043     685     358   3,008   2,137     871
                                ------  ------  ------  ------  ------  ------
Total non-interest income       $3,724  $3,236    $488 $15,657  $9,604  $6,053
                                ======  ======  ======  ======  ======  ======
Other Operating Expenses:
  Salaries and
    employee benefits           $7,318  $6,865    $453 $21,216 $19,437  $1,779
  Occupancy expenses               794     818     (24)  2,265   2,309     (44)
  Furniture and
    equipment expenses           1,061   1,209    (148)  3,238   3,427    (189)
  Advertising and marketing        416     361      55   1,683   1,243     440
  Operating supplies               262     553    (291)  1,078   1,580    (502)
  Legal and professional fees      775     335     440   2,453     838   1,615
  Taxes-Bank, property
    and other                      354     407     (53)  1,067   1,243    (176)
  Other                          1,655     800     855   4,183   2,549   1,634
                                ------  ------  ------  ------  ------  ------
Total other operating expenses $12,635 $11,348  $1,287 $37,183 $32,626  $4,557
                                ======  ======  ======  ======  ======  ======



     Non-interest income for the nine months ended September 30, 1998, includes a one-time gain of $4.2 million from the sale of the money order subsidiary and gains on sales of other real estate of $814,000. The remaining components of non-interest income increased by $500,000 or 15% for the quarter and $1.1 million or 11% for the year-to-date period. These increases were driven by sustainable core sources of revenue.
Trust income, benefiting from an increased level of assets under management, increased 71% for the third quarter and 95% for the year-to-date. Deposit fees continued to show steady gains of 8% for the quarter and nine months, as the retail customer base continues to expand. Bank card fees and merchant fees increased $793,000 or 96% for the nine-month period ended September 30, 1998, and increased 94% for the third quarter, as the retail card base expanded and the merchant business was expanded to the gift certificate subsidiary's mall agent base. The decline in gift certificate and money order fees is partially offset with processing income from the purchaser of the money order subsidiary (included in other non-interest income) and expense reductions.

     Other operating expenses increased $1.3 million or 11% and $4.6 million or 14%, for the quarter and year-to-date periods, respectively. These increases are significantly impacted by expenses attributed to three major areas; incremental expenses associated with the Company's Year 2000 project, the Company's new image campaign and legal costs associated with intensive discovery efforts in one ongoing litigation matter which is discussed more fully in the Company's 1997 Annual Report on Form 10-K. These matters contributed $630,000 and $2.6 million to the increased level of other operating expenses for the three and nine months ended September 30, 1998. Excluding these matters, other operating expenses, increased 5.8% for the third quarter and 5.9% for the nine month period. An increase in salaries and employee benefits caused a substantial portion of this remaining increase and is attributable primarily to annual compensation increases. The level of full-time-equivalent employees on a year-to-date basis averaged 621 in both 1998 and 1997.

     Income Taxes

     The Company had income tax expense of $1,792,000 for the third quarter of 1998 compared to $2,007,000 for the same period in 1997. The year-to-date tax expense and effective tax rate were $6,710,000 and 29.8% for 1998, respectively and $6,105,000 and 31.2% for 1997, respectively. The decrease in the effective rate is attributable to an increased level of tax free income resulting from an increase in tax free securities, and tax credits related to low income housing interests.

     FINANCIAL CONDITION

     Total Assets

     Total actual assets decreased approximately $103 million from December 31, 1997 to September 30, 1998, due to seasonal increases at the end of the year. Average assets increased $22 million or 1.6% to $1,415,485,000 for the third quarter of 1998 compared to the last quarter of 1997. During the three and nine month periods ended September 30, 1998, average earning assets increased approximately $56 million and $53 million respectively, compared to the prior year periods. Average earning asset growth was funded primarily from increases in average retail deposit products during the periods. For the nine months ended September 30, 1998 compared to the first nine months of 1997, average asset growth included increases in average commercial loans of $65 million, increases in average retail loans of $43 million, and decreases in the average securities portfolio of $45 million. For the third quarter of 1998 compared to 1997, average retail loans increased $50 million, average commercial loans increased $70 million and the securities portfolio's average declined $59 million. The retail loan growth is primarily related to the Company's indirect automobile lending activities started in late 1997.

     Nonperforming Loans and Assets

     A summary of non-performing loans and assets follows:

     Dollars in thousands             September 30,      December 31,
                                          1998              1997
                                      ------------       -----------
     Loans accounted for on a non-
         accrual basis                   $1,793            $1,678
     Loans contractually past due
         ninety days or more as to
         interest or principal
         payments                         1,465               788
                                        -------           -------
     Total non-performing loans           3,258             2,466
     Other real estate held for sale     14,655            16,186
                                        -------           -------
     Total non-performing assets        $17,913           $18,652
                                        =======           =======
     Non-performing loans to total
         loans                             .34%              .28%
     Non-performing assets to total
         assets                           1.27%             1.24%
     Allowance for loan losses to
         non-performing loans              283%              373%

     Loans classified as impaired at September 30, 1998 aggregated $2,617,000 and included all non-accrual loans. At December 31, 1997, impaired loans aggregated $1,680,000.

     The Company considers the level of non-performing loans in its evaluation of the adequacy of the allowance for loan losses.

     Other real estate aggregated $14.6 million at September 30, 1998 and was principally comprised of properties acquired in settlement of problem real estate development loans in April 1996, and a completed condominium project acquired in settlement of loans in November 1997. The carrying value of real estate development property has been substantially reduced through sales from the original carrying value of $15.2 million to $4.8 million at September 30, 1998. The condominium project involves 32 (44 originally) completed and readily marketable units and 7.5 acres of adjacent developed land. This riverfront development has a carrying value of $8.2 million. Management intends to continue to provide for the orderly development and marketing of these properties in a manner designed to maximize the value thereof to the Company.

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

     CAPITAL RESOURCES

     At September 30, 1998, shareholders' equity totaled $165,454,000, an increase of $9.7 million since December 31, 1997. Since December 31, 1997, the Company's available for sale securities portfolio had unrealized losses, net of taxes, that decreased shareholders' equity $.7 million.

     The Company's capital ratios exceed minimum regulatory requirements and are as follows:

                                 Company   Company
                                September  December    Minimum
                                 30, 1998  31, 1997    Required
                                ---------  --------   ---------
Leverage Ratio                   11.6%      11.1%       4.00%
Tier 1 risk based capital ratio  14.9%      13.8%       4.00%
Total risk based capital ratio   15.8%      14.7%       8.00%


     YEAR 2000

     Many computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact.

     During 1998, the Company has continued with its organization-wide program of preparing its systems for Year 2000 compliance. The Company has developed detailed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. The Company has a formal Millennium Program Office, executive level sponsors, and several steering committees represented by all of the business units of the Company. A committee of the Board of Directors oversees the program.

     The Company has been reviewing its systems and programs to identify those that contain two- digit year codes, and is in the process of upgrading its infrastructure and corporate facilities to achieve Year 2000 compliance. In addition, the Company is actively working with its major external counterparties and suppliers to assess their compliance and remediation efforts and the Company's exposure to them. In addressing the Year 2000 issue, the Company has identified the following phases. In the Awareness phase, the Company defined the Year 2000 issue and obtained executive level support and funding. In the Assessment phase, the Company collected a comprehensive list of items that may be affected by Year 2000 compliance issues. Such items include facilities and related non-information technology systems (embedded technology), computer systems, hardware, and services and products provided by third parties. The Company then evaluated the items identified in the Assessment phase to determine which will function properly with the change to the new century, and ranked items which will need to be remediated based on their potential impact to the Company. The Renovation phase includes an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair of non-compliant items. The Validation phase includes a thorough testing of repairs, including present and forward date testing which simulates dates in the Year 2000. The Implementation phase consists of placing all items that have been remediated and successfully tested into production.

     As of September 30, 1998, the Company had completed the Awareness phase, and was virtually finished with the Assessment phase. Renovation was 85% complete on Information Technology systems and well underway on non-IT systems. As of September 30, 1998, the Company was also conducting the procedures associated with the Validation and Implementation phases. The Company expects to complete all but the Implementation phases with respect to its mission critical applications by March 31, 1999, with the Implementation phase completed by September 30, 1999.


              MISSION CRITICAL APPLICATION SUMMARY

                  Percent of Applications Year 2000 Compliant

Category               9-30-98 (Actual)   12-31-98 (Est.)    3-31-99 (Est.)

Mainframe Applications        0%             20%               100%

Distributed Applications     67%             67%               100%

PC Applications              29%             57%               100%


  The Company has reviewed Year 2000 issues with its major business relationships, counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. Based on this review (and assuming the accuracy of the responses and representations), as of September 30, 1998, the Company does not expect any material adverse impact from third-party Year 2000 non-compliance. In addition, the Company has been communicating with its customer base and plans additional communication as necessary.

  The Company has incurred internal staff costs as well as consulting, new hardware and software expenses, and other expenses related to this program. A significant portion of these costs are not incremental costs to the Company, but rather represent the redeployment of existing information technology and business unit resources. A summary of cost incurred on the project through September 30, 1998 and estimated future cost is set forth below.

                                    Cost Incurred
                                       Through             Estimated
In thousands                      September 30, 1998      Future Costs  Total
                                  ------------------      ------------  -----
IT Personnel Resources                   $1,023             $2,105     $3,128
Business Unit Personnel Resources           198                575        773
External Contractors / Consultants           68                205        273
Replacement Software                        246                145        391
Replacement / Upgrade Hardware              924                347      1,271
Other Costs                                  23                 43         66
                                         ------             ------     ------
                                         $2,482             $3,420     $5,902
                                         ======             ======     ======

  Portions of the above costs relate to capital items that are depreciated over their useful lives. Accordingly, the above cost summary is not representive of amounts being expensed. For the nine months ended September 30, 1998, $1.4 million of the Year 2000 costs have been expensed, including $150,000 of depreciation and $760,000 of costs for time spent by existing personnel devoted to this program.

  Although the Company does not presently anticipate a material business interruption as a result of the Year 2000 issue, there are many risks associated with the Year 2000 issue, including the possibility of a failure of the Company's computer and non-information technology systems. Such failures could have a material adverse effect on the Company and may cause systems malfunctions, incorrect or incomplete transaction processing, the inability to reconcile accounting books and records, and the inability to reconcile balances with counterparties. In addition, even if the Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Company has financial or operational relationships such as securities exchanges, clearing organizations, depositories, regulatory agencies, banks, clients, counterparties, vendors and utilities, to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to the Company. If the above mentioned risks are not remedied, the Company may experience business interruption, financial loss, regulatory actions, damage to the Company's franchise and legal liability. The Company has business continuity plans in place that cover its current worldwide operations, and Year 2000 specific contingency planning has begun. The Company intends to document Year 2000 specific contingency plans during 1999 as part of its Year 2000 risk mitigation efforts.

  RECENTLY ISSUED ACCOUNTING STANDARD

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) was issued by the Financial Accounting Standards Board in June 1998. Statement 133 standardizes the accounting for derivative instruments. Statement 133 currently applies to the Company's interest rate swap contracts. Under the standard, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

  The Company is in the process of determining the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption (January 1, 2000). It can not be determined presently whether the Company will have any significant derivative instruments on the date of initial adoption. Depending on asset / liability management issues, the market interest rate situation and other relevant internal and external factors, the Company's current interest rate swap positions may be increased or reduced by the time that Statement 133 is adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's September 30, 1998 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates a favorable impact in a declining interest rate environment, which is consistent with the Company's liability-sensitive gap position at the one year repricing period. The table below illustrates the simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from September 30, 1998 levels, and remained constant at those levels thereafter.

                                  Movement in interest
                           rates from September 30, 1998, rates
                           ------------------------------------
                                Increase          Decrease
                             +50bp    +100bp     -50bp  -100bp
                            ------    ------    ------  ------
Net interest income increase
   (decrease) (in 1000's)   $ (242)   $ (222)    $1025   $ 1508
Net income per share increase
   (decrease)               $(0.02)   $(0.02)    $0.07   $ 0.10

Forward Looking Statements

The statements contained in this filing that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those projected include, among others, the effects of Year 2000 software failures; its customer concentration; cyclicality; fluctuation of interest rates; risk of business interruption; adequacy of the allowance for loan losses; valuation of other real estate; dependence on key personnel; and government regulation.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       27        Financial Data Schedule

  (b)  Reports on Form 8-K

       None



              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Mid-America Bancorp
                                  (Registrant)

Date: November 12,1998               By:/s/Steven Small
                                        Steven Small
                                        Executive Vice President and
                                        Chief Financial Officer

Date: November 12,1998               By:/s/R.K. Guillaume
                                        R.K. Guillaume
                                        Chief Executive Officer



                    INDEX TO EXHIBITS

   27     Financial Data Schedule