Form 10-K
period 1998-12-31
MID AMERICA BANCORP/KY/
filed 1999-03-26
CIK 711083

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                   FORM lO-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1998

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


The aggregate market value of the voting stock held by non-affiliates (shareholders other than directors, executive officers and principal shareholders) of the registrant as of February 18, 1999 was approximately $214,707,000.

The number of shares outstanding of the registrant's common stock as of February 18, 1999 was 10,267,019.


               DOCUMENTS INCORPORATED BY REFERENCE


Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference into Parts I and II.

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999, are incorporated by reference into Part III.


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
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS. 15
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

PART IV

    14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K. . . . . . . . . . . . . . 18


         SIGNATURES . . . . . . . . . . . . . . . . . . 19



                                 PART I

ITEM 1. BUSINESS OF MID-AMERICA BANCORP

Incorporated on May 7, 1982, Mid-America Bancorp (the "Company") is a Kentucky corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company is registered with, and subject to, the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

The Company's banking subsidiary, Bank of Louisville (the "Bank"), is the Company's primary subsidiary. The Bank was established as a Kentucky banking corporation on October 14, 1925, under the name "Morris Plan Industrial Bank". On July 2, 1946 the Bank's name was changed to "Bank of Louisville". The Bank merged with "Royal Bank and Trust Company" in 1963 under the name Bank of Louisville-Royal Bank and Trust Co. The Bank's name was changed to Bank of Louisville and Trust Company on March 26, 1980. On March 25, 1983, when the Bank became a wholly-owned subsidiary of the Company, the name was changed to Mid-America Bank of Louisville and Trust Company. On March 17, 1998, the name of the Bank was changed to Bank of Louisville.

The Bank is engaged in a wide range of commercial, trust, and personal banking activities including the usual acceptance of deposits for checking, savings and time deposit accounts; making of real estate, construction, commercial, home improvement and consumer loans; participating in small business loan and student loan programs; issuance of letters of credit; rental of safe deposit boxes; providing financial counseling for institutions and individuals; serving as executor of estates and as trustee under trusts and under various pension and employee benefit plans; and serving as escrow agent on bond issues.

The Company also operates a number of other subsidiaries, including Mid-America Bank, FSB, a federal savings bank ("Savings Bank"), which was organized and chartered during 1993. The Savings Bank is located in Pewee Valley and LaGrange, Kentucky, in Oldham County, and competes on the local level with other commercial banks and financial institutions in Oldham County, Kentucky for all types of deposits and loans. Another subsidiary, Mid-America Gift Certificate Company, is engaged in the issuance and sale of gift certificates throughout the United States. The gift certificate company took over this line of business when the Company sold its money order subsidiary in January 1998.

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

Employees

As of December 31, 1998, the Company and subsidiaries employed
580 persons on a full-time basis and 82 on a part-time basis.

Supervision And Regulation

The Company and its subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Companys subsidiaries rather than shareholders of the Company. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. The Company and its subsidiaries also are subject to general U.S. federal laws and regulations and to the laws and regulations of the states in which they conduct their business. Set forth below are brief descriptions of selected laws and regulations applicable to the Company and its subsidiaries. The references are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations. Changes in applicable law or regulation may have a material effect on the business of the Company.

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

Enacted in August 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision under which an insured depository institution controlled by a holding company can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution controlled by the same holding company. Also, under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where it might not do so, absent such policy.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") dealt with the recapitalization of the Bank Insurance Fund, deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and a number of other regulatory and supervisory matters. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDIC Improvement Act identifies the following capital tiers for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC Improvement Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. At December 31, 1998, the Bank and the Savings Bank were "well capitalized" under the applicable regulatory guidelines. A bank's capital category however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank's overall financial condition or prospects.


Now fully phased in, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") removed state law barriers to interstate bank acquisitions and permits the consolidation of interstate banking operations. Under the Act, effective September 29, 1995, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to Community Reinvestment Act compliance, compliance with federal and state antitrust laws and deposit concentration limits, and subject to any state laws restricting the acquisition of a bank that has not been in existence for a minimum time period (up to five years). Effective September 29, 1995, the Act also permits any bank that is controlled by a bank holding company to act as agent for an affiliated financial institution in deposit and loan transactions, regardless of whether the institutions are located in the same or different states. The Act's interstate branching provisions became operative on June 1, 1997, subject to the right of any state, prior to that time, to adopt legislation to accelerate interstate branching or prohibit it completely. The Act's interstate branching provisions permit banks to merge across state lines and, if state laws permit de novo branching, to establish a new branch as its initial entry into a state. Kentucky banks are permitted to merge with out-of-state banks to create interstate branches inside or outside Kentucky. Kentucky banks are also permitted to acquire a branch in another state if permitted by law of the other state. Kentucky does not permit de novo branching by out-of-state banks into Kentucky, and it does not permit an out-of-state bank to acquire a bank in Kentucky that has been in existence less than five years. The Savings Bank is generally permitted to open a de novo branch in any state.

The following tables set forth selected statistical information with respect to the Company and should be read in conjunction with the Company's consolidated financial statements.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

     The schedule captioned "Average Balances and Yields/Rates Tax Equivalent Basis" included on page 16 of the Company's annual report to shareholders for the year ended December 31, 1998, which is incorporated herein by reference, shows, for each major category of interest earning asset and interest bearing liability, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 1998. The schedule also shows the average rate earned on all interest earning assets and the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin (net interest income divided by total average interest earning assets) for each of the years in the three-year period ended December 31, 1998. Nonaccrual loans outstanding were included in calculating the rate earned on loans. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 35%.

     The changes in interest income and interest expense resulting from changes in volume and changes in rates for the years ended December 31, 1998 and 1997 are shown in the schedule captioned "Interest Income and Interest Expense Volume and Rate Changes for the Years 1998 and 1997 Tax Equivalent Basis" included on page 17 of the Company's annual report to shareholders for the year ended December 31, 1998, which is incorporated herein by reference.

SECURITIES PORTFOLIO
BOOK VALUE                                                 December 31
(In Thousands)                                  -------------------------------------
                                                 1998          1997          1996
Securities Available for Sale                   --------      --------      --------
U.S. Treasury and U.S. government agencies...   $160,415      $156,654      $148,300
Collateralized mortgage obligations..........    146,970       185,474       100,754
States and political subdivisions............     54,738        53,272        41,604
Corporate obligations........................      4,652         1,765        28,825
Equity securities ...........................     18,992        17,556        16,635
                                                --------      --------      --------
                                                $385,767      $414,721      $336,118
                                                ========      ========      ========
                                                           December 31
                                                -------------------------------------
                                                 1998          1997          1996
Securities Held to Maturity                     --------      --------      --------
U.S. Treasury and U.S. government agencies...    $83,998      $108,078       $75,455
Corporate obligations........................      --              100           100
                                                --------      --------      --------
                                                 $83,998      $108,178       $75,555
                                                ========      ========      ========

SECURITIES
MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 1998

(Dollars In Thousands)                     Within            After One But        After Five But          After
                                          One Year         Within Five Years     Within Ten Years       Ten Years
                                      ------------------  ------------------    ------------------  ------------------
Securities Available for Sale          Amount     Yield    Amount     Yield      Amount     Yield    Amount     Yield
                                      --------  --------  --------  --------    --------  --------  --------  --------
U.S. Treasury and U.S.
  government agencies                 $146,078      5.47%  $14,337        6.24%     --        --        --        --
Collateralized mortgage obligations     65,229      3.22%   81,741        4.95%     --        --        --        --
States and political
  subdivisions                           3,003      6.94%    1,388        7.65%    9,687      8.09%   40,660      8.34%
Corporate obligations                    3,130      5.50%    1,522        6.78%     --        --        --        --
Equity securities                         --        --        --        --          --        --      18,992      6.83%
                                      --------            --------              --------            --------
                                      $217,440      4.81%  $98,988        5.20%   $9,687      8.09%  $59,652      7.83%
                                      ========            ========              ========            ========
                                           Within            After One But        After Five But          After
                                          One Year         Within Five Years     Within Ten Years       Ten Years
                                      ------------------  ------------------    ------------------  ------------------
Securities Held to Maturity            Amount     Yield    Amount     Yield      Amount     Yield    Amount     Yield
                                      --------  --------  --------  --------    --------  --------  --------  --------
U.S. Treasury and U.S.
  government agencies                  $80,449      5.14%   $3,549        5.19%     --        --        --        --

                                      --------            --------              --------            --------
                                       $80,449      5.14%   $3,549        5.19%     --        --        --        --
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


LOAN PORTFOLIO
(In Thousands)

                                                                                         December 31
                                                                    ---------  ----------------------------------------
                                                                      1998        1997      1996      1995      1994
                                                                    --------    --------  --------  --------  --------
Commercial and financial                                              $457,682  $427,826  $386,647  $345,167  $299,375
Real estate - construction and development                              77,349    65,513    55,738    61,398    61,083
Real estate - mortgage                                                 336,365   329,086   294,746   284,074   291,198
Consumer                                                               133,625    68,650    67,051    57,926    47,740
                                                                    --------    --------  --------  --------  --------
                                                                    $1,005,021  $891,075  $804,182  $748,565  $699,396
                                                                    ========    ========  ========  ========  ========

The loan portfolio includes domestic loans only as the Company has no foreign loans. The Company has no other category of loans whose concentration exceeds 10% of total loans.

SELECTED LOAN MATURITIES AND
SENSITIVITY TO INTEREST RATES
DECEMBER 31, 1998
(In Thousands)

                                                              Loan Maturities
                                           ---------------------------------------------------
                                                         After One
                                              Within     But Within     After
                                             One Year    Five Years   Five Years     Total
                                           ---------------------------------------------------

Commercial and financial                       $99,698     $163,014     $194,970     $457,682
Real estate - construction and development      23,808       43,809        9,732       77,349
Real estate - mortgage                         143,127       93,782       99,456      336,365
Consumer                                        54,889       71,611        7,125      133,625
                                              --------     --------     --------     --------
                                              $321,522     $372,216     $311,283   $1,005,021
                                              ========     ========     ========     ========

Predetermined rates                           $136,235     $242,200     $275,855     $654,290
Floating rates                                 185,287      130,016       35,428      350,731
                                              --------     --------     --------     --------
                                              $321,522     $372,216     $311,283   $1,005,021
                                              ========     ========     ========     ========

For amortizing loans, scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in the within one year category.

NON-PERFORMING LOANS

Information with respect to the Company's non-performing loans is included in the section captioned "Non-Performing Assets" and footnote E to the consolidated financial statements included on pages 9 and 31, respectively, of the Company's annual report to shareholders for the year ended December 31, 1998, which is incorporated herein by reference.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

                                                 1998       1997       1996       1995       1994
                                              ---------  ---------  ---------  ---------  ---------
Balance, beginning of year....................  $9,209     $9,167     $9,318     $7,045     $6,578
Charge-offs:
  Commercial and financial....................     646        296        661        569        115
  Real estate - construction and development..                                    2,888         28
  Real estate - mortgage......................     289         98        115        305        139
  Consumer....................................     420        227        249        283        211
                                              ---------  ---------  ---------  ---------  ---------
    Total charge-offs.........................   1,355        621      1,025      4,045        493
                                              ---------  ---------  ---------  ---------  ---------
Recoveries:
  Commercial and financial....................      51         53        231         44         10
  Real estate - construction and development..
  Real estate - mortgage......................      33        225        120         61        125
  Consumer....................................     100         85        109        166        113
                                              ---------  ---------  ---------  ---------  ---------
    Total recoveries..........................     184        363        460        271        248
                                              ---------  ---------  ---------  ---------  ---------
Net charge-offs (recoveries)..................   1,171        258        565      3,774        245
                                              ---------  ---------  ---------  ---------  ---------
Provision for loan losses.....................     972        300        414      6,047        712
                                              ---------  ---------  ---------  ---------  ---------
Balance, end of year..........................  $9,010     $9,209     $9,167     $9,318     $7,045
                                              =========  =========  =========  =========  =========
Average loans, net of unearned income.........$925,522   $817,262   $767,755   $707,898   $679,100
                                              =========  =========  =========  =========  =========
Net charge-offs (recoveries)
  to average loans, net of unearned income....    0.13%      0.03%      0.07%      0.53%      0.04%
                                              =========  =========  =========  =========  =========


The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. The allowance for loan losses is increased by charges to operating earnings and reduced by charge-offs, net of recoveries. See "Provision for Loan Losses and Allowance for Loan Losses" included on pages 5 and 6 of the Company's annual report to shareholders for the year ended December 31, 1998, incorporated herein by reference, for a discussion of factors affecting loan loss experience during 1998.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars In Thousands)

                          1998                  1997                  1996                  1995                  1994
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                               % Of                  % Of                  % Of                  % Of                  % Of
                  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In
                      Of        Each        Of        Each        Of        Each        Of        Each        Of        Each
                   Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category
                   For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total
                    Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans
                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Commercial and
 financial........   $5,020      45.53%    $5,926      47.75%    $6,068      48.08%    $5,022      46.11%    $3,651      42.80%
Real estate -
 construction
 and development..      588       7.70%     1,343       7.35%     1,576       6.93%     2,932       8.20%     1,773       8.73%
Real estate -
 mortgage.........      715      33.47%       654      36.93%       498      36.65%       437      37.95%       445      41.64%
Consumer..........    2,687      13.30%     1,286       7.97%     1,025       8.34%       927       7.74%     1,176       6.83%
                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                     $9,010     100.00%    $9,209     100.00%    $9,167     100.00%    $9,318     100.00%    $7,045     100.00%
                  ========== ========== ========== ========== ========== ========== ========== ========== ========== ==========

The aggregate allocation of the allowance for loan losses for the commercial and financial, and real estate - construction and development categories of loans declined $1.7 million in 1998 to $5.6 million. The decline in the allowance allocated was attributed to improved local economic conditions, low risk loans being added to the portfolio, such as a $26 million loan to a major church organization, and a decline in the level of loans internally classified. As a result of the new volume and risks associated with the indirect loan concentration, arising from the Bank's expanded indirect automobile lending program, the allowance for loan losses allocated to consumer loans increased $1.4 million to $2.7 million at December 31, 1998.

MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 AND OVER
DECEMBER 31, 1998
(In Thousands)
                                                  Certificates
                                                  Of Deposit    Other       Total
                                                  ----------  ----------  ----------
Three months or less..............................  $25,219     $22,136     $47,355
Over three through six months.....................   18,480   -              18,480
Over six through twelve months....................   13,301   -              13,301
Over twelve months................................   13,772   -              13,772
                                                  ----------  ----------  ----------
                                                    $70,772     $22,136     $92,908
                                                  ==========  ==========  ==========

RETURN ON EQUITY AND ASSETS

Selected ratios for the years 1998, 1997 and 1996 are included on the inside front cover of the Company's annual report to shareholders for the year ended December 31, 1998 and are incorporated herein by reference.



FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Dollars In Thousands)

Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions. The detail of these short-term borrowings for the years 1998, 1997 and 1996 follows:

                                                      1998        1997        1996
                                                  ----------  ----------  ----------
 Federal funds purchased:
  Balance at year end.............................  $12,090   $     --       $4,000
  Average during the year.........................    8,534       1,595       4,249
  Maximum amount outstanding at any month end.....   27,735       4,050       5,350
  Weighted average rate during the year...........     5.20%       5.35%       5.34%
  Weighted average rate on December 31............     5.36%        --         6.94%


                                                      1998        1997        1996
                                                  ----------  ----------  ----------
 Securities sold under agreements to repurchase:
  Balance at year end............................. $276,454    $284,500    $285,948
  Average during the year.........................  246,585     257,149     252,577
  Maximum amount outstanding at any month end.....  330,308     346,635     320,174
  Weighted average rate during the year...........     4.99%       5.08%       5.01%
  Weighted average rate on December 31............     4.48%       5.33%       5.05%


ITEM 2. PROPERTIES

The Bank maintains a main office, warehouse, operations center and 30 branches in Jefferson County, Kentucky. The Bank owns 21 branch offices, leases 7 branch offices, its operations center and the main office, and owns the buildings but leases the land with regard to 2 branches. The Bank also operates 40 automated teller machines, at various locations in its traditional customer base of Jefferson County, Kentucky. The Savings Bank owns its main office facility and its branch location and operates two automatic teller machines in Oldham County, Kentucky. See footnote G to the consolidated financial statements on page 32 of the Company's annual report to shareholders for the year ended December 31, 1998, which is incorporated herein by reference, for additional information on premises, equipment and lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

The information in footnote O to the Company's consolidated financial statements included on page 40 of the Company's annual report to shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names and ages as of December 31, 1998, of the Company's executive officers, positions held, and the year from which held. The Company's executive officers are elected annually by the Board of Directors and each, except Bertram W. Klein, Paul E. Henry, Donald R. LaMar, David C. Meece, and Marlyn
Y. Smith, is employed pursuant to an employment agreement.

                                                       Year From
Name                  Age       Position Held          Which Held

Bertram W. Klein       68     Chairman of the Board of       1985
                              the Company and the Bank.
                              Member of the Bank Executive
                              Committee.

R. K. Guillaume        55     Vice Chairman, Chief           1995
                              Executive Officer and
                              Director of the Company
                              and the Bank. Member of
                              the Bank Executive Committee.

Orson Oliver           55     President and Director         1985
                              of the Company and the Bank.
                              Member of the Bank Executive
                              Committee.

David N. Klein         42     Chief Operating Officer,       1998
                              and Executive Vice President
                              of the Company and the Bank.
                              Member of the Bank Executive
                              Committee.

Steven A. Small        45     Treasurer of the Company       1993
                              and Executive Vice President,
                              Chief Financial Officer and
                              member of the Executive
                              Committee of the Bank.

Paul E. Henry          63     Executive Vice President       1989
                              and member of the Executive
                              Committee of the Bank.

William J. Hornig      49     Executive Vice President       1995
                              and member of the Executive
                              Committee of the Bank.

Richard B. Klein       40     Executive Vice President       1991
                              and member of the Executive
                              Committee of the Bank.

Donald R. LaMar        48     Executive Vice President and   1995
                              member of Executive Committee
                              of the Bank and President of
                              Mid-America Gift Certificate
                              Company.

David C. Meece         45     Executive Vice President       1995
                              and member of Executive
                              Committee of the Bank.

Gail W. Pohn           60     Executive Vice President       1993
                              and member of the Executive
                              Committee of the Bank.

Robert H. Sachs        58     Executive Vice President       1993
                              and member of the Executive
                              Committee of the Bank until
                              retirement on December 31, 1998.

Marlyn Y. Smith        62     Executive Vice President       1995
                              and member of Executive
                              Committee of the Bank.

Mr. David Klein, Executive Vice President of the Bank since 1991, was named Chief Operating Officer and Executive Vice President of the Company and the Bank in 1998.

Mr. Guillaume joined the Company and the Company's subsidiary bank in October 1995. From 1993 to September 1995, Mr. Guillaume was a Director and the President of Liberty National Bank and Trust Company of Louisville and Liberty National Bancorp, Inc. (now Bank One, Kentucky). Prior to 1993, he was Executive Vice President of these entities.

Mr. Hornig joined the Company's subsidiary bank in April 1995 as Executive Vice President - Human Resources. From October 1992 to March 1995, Mr. Hornig was Senior Vice President - Human Resources of First Colonial Bank Shares Corporation, a non-affiliate of the Company. Prior to 1992, Mr. Hornig was Director of Human Resources for Arthur J. Gallagher & Company.

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

Ms. Smith joined the Company's subsidiary bank in 1965. She was elected to her current position in 1995. From 1987 to 1994 she was Senior Vice President, Loan Services.

All other executive officers have served the Company or the Bank in the executive officer capacities identified above for more than five years.




                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

The information captioned "Market for MidAmerica Bancorp's Stock and Related Security Holder Matters" included on page 21 of the Company's annual report to shareholders for the year ended
December 31, 1998, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information captioned "Summary of Financial Data" included on page 19 of the Company's annual report to shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 4 through 15 of the Company's annual report to shareholders for the year ended
December 31, 1998, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

The information captioned "Interest Rate Sensitivity Management
(Market Risk)" included on pages 12 and 13 of the Company's annual report to shareholders for the year ended December 31, 1998, is incorporated herein by reference.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and report of independent auditors included on pages 22 through 46 in the Company's annual report to shareholders for the year ended December 31, 1998, are incorporated herein by reference:

Independent Auditors' Report
Consolidated balance sheets - December 31, 1998 and 1997
Consolidated statements of income -
     years ended December 31 1998, 1997 and 1996
Consolidated statements of changes in shareholders' equity -
     years ended December 31, 1998, 1997 and 1996
Consolidated statements of comprehensive income-
     years ended December 31, 1998, 1997 and 1996
Consolidated statements of cash flows -
     years ended December 31, 1998, 1997 and 1996
Notes to consolidated financial statements

The information captioned "Quarterly Financial Data" included on page 20 of the Company's annual report to shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information appearing under the heading "EXECUTIVE OFFICERS OF REGISTRANT" appearing in Part I of this Form 10-K and the information appearing under the headings "PROPOSAL 1 - ELECTION OF DIRECTORS" and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders to be held April 22, 1999, are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the headings PROPOSAL 1
ELECTION OF DIRECTORS -  INFORMATION CONCERNING THE BOARD OF
DIRECTORS and "EXECUTIVE COMPENSATION" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders to be held April
22, 1999, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information appearing under the headings "PRINCIPAL
SHAREHOLDERS" and "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders to be held April
22, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and OTHER TRANSACTIONS in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders to be held April 22, 1999, is incorporated herein by reference.




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

                a-3     Exhibits

                        The exhibits filed as part of this report on Form 10-K are listed on the Exhibit Index appearing on pages 24 through 26 of this annual report on Form 10-K, which are incorporated herein by reference.

                b       Reports on Form 8-K

                        There were no reports filed on Form 8-K during the fourth quarter of 1998.



                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MID-AMERICA BANCORP


March 22, 1999        BY:  /s/ Bertram W. Klein
                           Bertram W. Klein
                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Bertram W. Klein            Chairman of the Board     March 22, 1999
Bertram W. Klein

/s/ R.K. Guillaume              Chief Executive Officer   March 22, 1999
R.K. Guillaume                  and Director

/s/ Orson Oliver                President and Director    March 22, 1999
Orson Oliver

/s/ Steven A. Small             Treasurer                 March 22, 1999
Steven A. Small                 (Principal Accounting
                                Officer)

/s/ Leslie D. Aberson           Director                  March 22, 1999
Leslie D. Aberson

/s/ Robert P. Adelberg          Director                  March 22, 1999
Robert P. Adelberg

/s/ William C. Ballard, Jr.     Director                  March 22, 1999
William C. Ballard, Jr.

/s/ James E. Cain               Director                  March 22, 1999
James E. Cain

/s/ Martha Layne Collins        Director                  March 22, 1999
Martha Layne Collins

/s/ Wendell H. Ford             Director                  March 22, 1999
Wendell H. Ford

/s/ David Jones, Jr.            Director                  March 22, 1999
David Jones, Jr.

/s/ Peggy Ann Markstein         Director                  March 22, 1999
Peggy Ann Markstein

/s/ Donald G. McClinton         Director                  March 22, 1999
Donald G. McClinton

/s/ Jerome J. Pakenham          Director                  March 22, 1999
Jerome J. Pakenham

/s/ John S. Palmore             Director                  March 22, 1999
John S. Palmore

/s/ Woodford R. Porter, Sr.     Director                  March 22, 1999
Woodford R. Porter, Sr.

/s/ Benjamin K. Richmond        Director                  March 22, 1999
Benjamin K. Richmond

/s/ Bruce J. Roth               Director                  March 22, 1999
Bruce J. Roth

/s/ Raymond L. Sales            Director                  March 22, 1999
Raymond L. Sales

/s/ Henry C. Wagner             Director                  March 22, 1999
Henry C. Wagner


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          ______________



                             EXHIBITS

                            filed with


                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 1998

                  Commission file number 1-10602


                         ________________


                        MIDAMERICA BANCORP


                         INDEX TO EXHIBITS


3(a) Restated Articles of Incorporation of MidAmerica Bancorp filed with the Secretary of State of Kentucky on May 4, 1989; as amended by Articles of Amendment filed with the Secretary of State of Kentucky on April 19, 1993, March 13, 1995, March 5, 1998 and
        January 11, 1999.

  (b) By-Laws of MidAmerica Bancorp are incorporated by reference to Exhibit 3(b) to the Companys annual report on Form 10-K for the year ended December 31, 1995.

   4.   Amended and Restated Articles of Incorporation,
        By-Laws, and Shareholder Rights Agreement, dated February 23, 1998, between MidAmerica
        Bancorp and Mid-America Bank of Louisville and
        Trust Company are incorporated by reference to
        Exhibit 3 (a) to this report, Exhibit 3 (b) to the Company's annual report on Form 10-K for the year ended December 31, 1995, and Exhibit
        4 to the Companys report on Form 8-K dated
        February 23, 1998, respectively.

   10.  Material Contracts

10.(a)  MidAmerica Bancorp Non-Employee Directors
        Deferred Compensation Plan incorporated
        by reference to Exhibit 10(a) to the Company's annual report on Form 10-K for the year ended December 31, 1994.(*)

10.(b) Employment Agreement between the Company and Orson Oliver incorporated by reference to Exhibit 10 (b) of the Company's annual report on form 10-K for the year ended
        December 31, 1995.(*)

10.(c)  Employment Agreement between the Company and
        R. K. Guillaume incorporated by reference to
        Exhibit 10 (n)of the Company's quarterly report on Form 10-Q for the quarter ended September
        30, 1995. (*)

10.(d) Employment Agreement between the Company and David N. Klein incorporated by reference to Exhibit 10 (d) of the Company's annual report of Form 10-K for the year ended December
        31, 1995.(*)

10.(e) Employment Agreement between the Company and Richard B. Klein incorporated by reference to Exhibit 10 (e) of the Company's annual report of Form 10-K for the year ended December 31, 1995.(*)

10.(f) Employment Agreement between the Company and Robert Sachs incorporated by reference to Exhibit 10 (f) of the Companys annual report on Form 10-K for the year ended December
        31, 1995.(*)

10.(g) Employment Agreement between the Company and Gail Pohn incorporated by reference to Exhibit 10 (g) of the Company's annual report on Form 10-K for the year ended December
        31, 1995.(*)

10.(h) Employment Agreement between the Company and Steven Small incorporated by reference to Exhibit 10 of the Company's quarterly report on Form 10-Q for the quarter ended June 30,1998.(*)

10.(i)  Agreement and General Release between the
        Company and Stanley L. Atlas dated,
        October 26, 1993, incorporated by reference to Exhibit 10 (h) of the Company's annual report on Form 10-K for the year ended
        December 31, 1993.(*)

10.(j)  Amended and Restated MidAmerica Bancorp
        Incentive Stock Option Plan is incorporated herein by reference to Post-Effective Amendment
        Number 1 to Form S-8 Registration Statement No.
        2-92270.(*)

10.(k)  MidAmerica Bancorp 1991 Incentive Stock Option
        Plan is incorporated by reference to Exhibit
        28 to Registration Statement No. 33-42989(*)

10.(l)  MidAmerica Bancorp 1996 Management Incentive
        Compensation Plan incorporated by reference to
        Exhibit 10 (l) of the Company's annual report on Form 10-K for the year ended December 31, 1996.(*)

10.(m)  Employment Agreement between the Company and
        William J. Hornig incorporated by reference to
        Exhibit 10 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998.(*)

10.(n)  1995 Incentive Stock Option plan of MidAmerica
        Bancorp incorporated by reference to Exhibit 10(m) of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995.(*)

    * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 of this report.

   11.  Statement re Computation of per share earnings.

   13. Selected portions of the annual report to shareholders for the year ended December 31, 1998.

   21.  Subsidiaries of the Company.

   23.  Consent of independent auditors.

   27.  Financial Data Schedule.

   99.  Additional Exhibits

        Form 11-K