Form 10-Q
period 1999-03-31
MID AMERICA BANCORP/KY/
filed 1999-05-12
CIK 711083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended March 31, 1999
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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


              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
April 30, 1999: 10,314,531 shares of common stock, no par value


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

ITEM 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are submitted herewith:

     Consolidated balance sheets - March 31, 1999 and December 31,
          1998
     Consolidated statements of income - three months ended
          March 31, 1999 and 1998
     Consolidated statements of changes in shareholders' equity -
          three months ended March 31, 1999 and 1998
     Consolidated statements of comprehensive income - three months ended March 31, 1999 and 1998
     Consolidated statements of cash flows - three months ended March
          31, 1999 and 1998
     Notes to consolidated financial statements
Notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

                                                      March 31     December 31
                                                    -----------    -----------
                                                        1999           1998
ASSETS                                              -----------    -----------
Cash and due from banks                                $37,163        $39,644
Securities purchased under agreements to resell        170,000         35,000
Securities available for sale, amortized cost
  of $321,498 (1999) and $382,580 (1998)               324,820        385,767
Securities held to maturity, market value
  of $4,048 (1998) and $84,013 (1998)                    4,045         83,998
Loans, net of unearned income                          994,542      1,005,021
Allowance for loan losses                               (9,061)        (9,010)
                                                    -----------    -----------
  Loans, net                                           985,481        996,011
Premises and equipment                                  21,717         21,854
Other assets                                            31,762         32,489
                                                    -----------    -----------
    TOTAL ASSETS                                    $1,574,988     $1,594,763
                                                    ===========    ===========


LIABILITIES
Deposits:
  Non-interest bearing                                $129,254       $165,072
  Interest bearing                                     795,527        788,852
                                                    -----------    -----------
    Total deposits                                     924,781        953,924

Securities sold under agreements to repurchase         324,846        276,454
Federal funds purchased                                 17,240         12,090
Advances from the Federal Home Loan Bank                73,809         74,862
Gift certificates outstanding                           46,346         95,127
Accrued expenses and other liabilities                  16,190         14,870
                                                    -----------    -----------
    TOTAL LIABILITIES                                1,403,212      1,427,327

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                --             --
Common stock, no par value, stated value $2.77 per
  share; authorized - 12,000,000 shares; issued
  and outstanding - 10,314,531 shares (1999)
  and 10,246,157 shares (1998)                          28,606         28,416
Additional paid-in capital                             124,609        123,905
Retained earnings                                       16,402         13,043
Accumulated other comprehensive income                   2,159          2,072
                                                    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                         171,776        167,436
                                                    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,574,988     $1,594,763
                                                    ===========    ===========
See notes to unaudited consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts
Unaudited

                                        Three months ended
                                              March 31
                                        ------------------
                                          1999      1998
                                        --------  --------
INTEREST INCOME:
Interest and fees on loans              $22,202   $20,792
Interest and dividends on:
  Taxable securities                      3,294     4,411
  Tax-exempt securities                     716       709
Interest on federal funds sold               39       144
Interest on securities purchased under
  agreements to resell                    1,990     1,960
                                        --------  --------
    Total interest income                28,241    28,016
                                        --------  --------
INTEREST EXPENSE:
Interest on deposits                      8,105     8,530
Interest on federal funds purchased
  and securities sold under
  agreements to repurchase                3,664     3,817
Interest on Federal Home
  Loan Bank advances                      1,118       946
                                        --------  --------
    Total interest expense               12,887    13,293
                                        --------  --------
Net interest income before
  provision for loan losses              15,354    14,723
Provision for loan losses                   281        --
                                        --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              15,073    14,723
                                        --------  --------
NON-INTEREST INCOME:
Income from trust department                665       540
Service charges on deposit accounts       1,404     1,268
Gift certificate fees                       328        50
Securities gains                             13        27
Other                                     2,335     2,451
                                        --------  --------
    Total non-interest income             4,745     4,336
                                        --------  --------
OTHER OPERATING EXPENSES:
Salaries and employee benefits            6,969     6,707
Occupancy expense                           793       736
Furniture and equipment expenses          1,164     1,043
Other                                     2,907     3,279
                                        --------  --------
    Total other operating expenses       11,833    11,765
                                        --------  --------
Income before income taxes                7,985     7,294
Income tax expense                        2,367     2,169
                                        --------  --------
NET INCOME                               $5,618    $5,125
                                        ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                  10,270    10,186
  Diluted                                10,432    10,425

NET INCOME PER COMMON SHARE
  Basic                                   $0.55     $0.50
  Diluted                                  0.54      0.49

See notes to unaudited consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In thousands, except per share amounts
Unaudited

                                                Three months
                                               ended March 31
                                          ----------------------
                                             1999        1998
                                          ----------  ----------
Balance, January 1                         $167,436    $155,709
Net income                                    5,618       5,125
Other comprehensive income
  (loss), net of tax                             87        (681)
Cash dividends declared - $.22 (1999)
  and $.205 (1998)                           (2,259)     (2,077)
Stock options exercised, including
  related tax benefits                          894         311
                                          ----------  ----------
Balance, March 31                          $171,776    $158,387
                                          ==========  ==========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited

                                                Three months
                                               ended March 31
                                          ----------------------
                                             1999        1998
                                          ----------  ----------
Net Income                                   $5,618      $5,125

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses)
  on securities available for sale:
   Unrealized holding gains (losses)
      arising during the period                  96        (703)
   Less reclassification adjustment for
      gains included in net income               (9)        (18)
                                          ----------  ----------
                                                 87        (721)
 Pension liability adjustment                    --          40
                                          ----------  ----------
Other comprehensive income (loss)                87        (681)
                                          ----------  ----------
COMPREHENSIVE INCOME                         $5,705      $4,444
                                          ==========  ==========

See notes to unaudited consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited

                                                                Three months
                                                               ended March 31
                                                          ----------------------
                                                             1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:                     ----------  ----------
Net income                                                   $5,618      $5,125
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, amortization and accretion, net             1,466       1,070
    Provision for loan losses                                   281          --
    Federal Home Loan Bank stock dividend                      (286)       (276)
    Gains on sales of securities                                (13)        (27)
    Gains on sales of other real estate                        (841)       (624)
    Gain on sale of subsidiary                                    --       (436)
    Deferred taxes                                              372      (2,151)
  Increase in interest receivable                              (998)       (506)
  Decrease in other assets                                      800         988
  Increase in accrued expenses and other liabilities          1,002       2,679
                                                          ----------  ----------
Net cash provided by operating activities                     7,401       5,842
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale               (166,017)    (24,060)
  Proceeds from maturities of
   securities available for sale                            221,648     105,885
  Proceeds from sales of securities available for sale        5,013       7,103
  Purchases of securities held to maturity                        --       (997)
  Proceeds from maturities of securities held to maturity    80,000      75,000
  Net cash proceeds from sale of subsidiary                       --      8,134
  Decrease (increase) in customer loans                      10,226     (13,208)
  Proceeds from sales of other real estate                    1,756       1,552
  Payments for purchases of premises and equipment             (635)       (912)
  Proceeds from sales of premises and equipment                  29          24
                                                          ----------  ----------
Net cash provided by investing activities                   152,020     158,521
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                       (29,143)        437
  Net decrease in securities sold
   under agreements to repurchase                            48,392      45,809
  Net increase in federal funds purchased                     5,150         625
  Advances from the Federal Home Loan Bank                   15,000          --
  Repayment of advances from the Federal Home Loan Bank     (16,053)     (3,449)
  Decrease in gift certificates outstanding                 (48,781)    (37,605)
  Stock options exercised                                       792         221
  Dividends paid                                             (2,259)     (2,077)
                                                          ----------  ----------
Net cash provided by (used in) financing activities         (26,902)      3,961
                                                          ----------  ----------
Net increase in cash and cash equivalents                   132,519     168,324
Cash and cash equivalents at January 1                       74,644      45,902
                                                          ----------  ----------
Cash and cash equivalents at March 31                      $207,163    $214,226
                                                          ==========  ==========

See notes to unaudited consolidated financial statements.
/TABLE

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.The accounting and reporting policies of MidAmerica Bancorp and its subsidiaries (the Company) conform with generally accepted accounting principles and general practices within the banking industry. The accompanying unaudited consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies footnote which appears in the Company's 1998 Annual Report and Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods. Certain prior year amounts have been reclassified to conform with current classifications.

2.The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three months ended March 31:

  In thousands, except per share amounts
                                          1999         1998
                                       -----------  -----------
  Net income, basic and diluted            $5,618       $5,125
                                       ===========  ===========

  Average shares outstanding               10,270       10,186
  Effect of dilutive securities               162          239
  Average shares outstanding including -----------  -----------
     dilutive securities                   10,432       10,425
                                       ===========  ===========
  Net income per share, basic               $0.55        $0.50
                                       ===========  ===========
  Net income per share, diluted             $0.54        $0.49
                                       ===========  ===========

  Appropriate share and per share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1998.

3.The amortized cost and market value of securities available for sale are summarized as follows:

                                           March 31, 1999         December 31, 1998
                                       ------------------------  --------------------
  In thousands                          Amortized     Market     Amortized   Market
                                          Cost         Value       Cost       Value
                                       -----------  -----------  ---------  ---------
  U.S. Treasury and
    U.S. government agencies             $110,914     $111,256   $159,821   $160,415
  Collateralized mortgage obligations     139,899      139,254    148,524    146,970
  States and political subdivisions        49,691       53,308     50,609     54,738
  Corporate obligations                     2,003        2,011      4,634      4,652
  Equity securities                        18,991       18,991     18,992     18,992
                                       -----------  -----------  ---------  ---------
                                         $321,498     $324,820   $382,580   $385,767
                                       ===========  ===========  =========  =========

  The amortized cost and market value of securities held to maturity are summarized as follows:

                                           March 31, 1999         December 31, 1998
                                       ------------------------  --------------------
  In thousands                          Amortized     Market     Amortized   Market
                                          Cost         Value       Cost       Value
                                       -----------  -----------  ---------  ---------
  U.S. Treasury and
    U.S. government agencies               $4,045       $4,048    $83,998    $84,013
                                       ===========  ===========  =========  =========

4.Activity in the allowance for loan losses for the three months ended March 31, 1999 and year ended December 31, 1998 follows:

                                        March 31,                December 31,
  In thousands                            1999                      1998
                                       -----------               ---------
  Balance, January 1                       $9,010                  $9,209

  Loans charged-off                          (275)                 (1,355)
  Recoveries                                   45                     184
                                       -----------               ---------
                                            ($230)                ($1,171)
  Provision for loan losses                   281                     972
                                       -----------               ---------
  Balance, end of period                   $9,061                  $9,010
                                       ===========               =========


5.Significant components of other non-interest income and other operating expenses are set forth below:

  In thousands
                                                    Three months
                                                   ended March 31
                                              ------------------------
                                                 1999         1998
                                              -----------  -----------
  Other non-interest income:
     Gain on sale of money order subsidiary          --          $436
     Gains on sales of other real estate            $841          624
     Money order processing fees                     180          415
     Other                                         1,314          976
                                              -----------  -----------
                                                  $2,335       $2,451
                                              ===========  ===========

                                             Three months
  In thousands                              ended March 31
                                       ------------------------
                                          1999         1998
                                       -----------  -----------
  Other operating expenses:
     Advertising and marketing               $331         $510
     Operating supplies                       358          429
     Legal and professional fees              388          656
     Taxes - Bank, property and other         358          379
     Other                                  1,472        1,305
                                       -----------  -----------
                                           $2,907       $3,279
                                       ===========  ===========

6.Selected financial information by business segment for March 1999 and 1998 follows:

  In thousands
                                          1999         1998
                                       -----------  -----------
  Net interest income
     Banking                              $14,403      $13,740
     Other                                    952          984
     Eliminations                              (1)          (1)
                                       -----------  -----------
        Total                             $15,354      $14,723
                                       ===========  ===========

  Non interest income
     Banking                               $4,198       $3,487
     Other (a)(b)                           2,589        2,198
     Eliminations (a)                      (2,042)      (1,349)
                                       -----------  -----------
        Total                              $4,745       $4,336
                                       ===========  ===========

  Net income
     Banking                               $4,952       $4,700
     Other                                    667          427
     Eliminations                              (1)          (2)
                                       -----------  -----------
        Total                              $5,618       $5,125
                                       ===========  ===========

  Assets
     Banking                           $1,567,942   $1,479,669
     Other                                 75,509       71,060
     Eliminations                         (68,463)     (66,162)
                                       -----------  -----------
        Total                          $1,574,988   $1,484,567
                                       ===========  ===========

  (a) Data processing revenues, for services provided to the banking segment and certain other operating areas by the data processing subsidiary, are eliminated in the consolidated statement of income.

  (b) The primary external source of other non-interest income is fees related to the gift certificate operation. In 1998, other non-interest income also includes a gain on the sale of the money order subsidiary.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This item discusses the results of operations for the Company for the three months ended March 31, 1999, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at March 31, 1999 as compared to December 31, 1998. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 1999 was $5,618,000 or $0.54 per share on a diluted basis compared to $5,125,000 or $0.49 per share on a diluted basis for the same period last year. Net income for the quarter ended March 31, 1999, when compared to the same period in 1998, increased 9.6% and diluted net income per share increased 10.2%. Excluding real estate sales gains in each quarter and the gain on the sale of the money order subsidiary in the first quarter of 1998, net income in the first quarter of 1999 increased 13.8% over the first quarter of 1998.

Net interest income

Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three months ended March 31, 1999 and 1998.

Dollars in thousands                               Three Months Ended
                                                        March 31
                                                ------------------------
                                                     1999         1998
                                                ----------   -----------
Total interest income                              $28,241      $28,016
Tax equivalent adjustment                              458          449
                                                  --------     --------
Tax equivalent interest income                      28,699       28,465
Total interest expense                              12,887       13,293
                                                  --------     --------
Tax equivalent net interest income                 $15,812      $15,172
                                                  ========     ========
Average rate on earning assets                        7.79%        8.35%
Average rate on interest bearing liabilities          4.37%        4.86%
Net interest spread, annualized                       3.42%        3.49%
Net interest margin, annualized                       4.29%        4.45%
Average earning assets                          $1,495,373   $1,387,228
Average interest bearing liabilities            $1,195,416   $1,109,544



Tax equivalent net interest income increased $640 thousand or approximately 4.2% for the three months ended March 31, 1999, compared to the first quarter in 1998. The increased net interest income is attributed to the favorable impact of increased earning asset volume between periods, which was offset by the impact of lower interest rates on new and repricing assets and liabilities, and an increased level of CMO premium amortization in 1999, compared to 1998. The increased amortization of CMO premiums in 1999 is a continuation of the trend which began in mid-1998 as a result of the increased prepayment rates for CMOs. The current amortization rate is based on the current best estimate of the expected lives of the underlying securities. Average earning assets increased $108 million or 7.8% in the first quarter of 1999 compared to the first quarter of 1998. The net interest spread and net interest margin both declined during the first quarter of 1999 compared to the first quarter in 1998. The average rate on earning assets decreased 56 basis points while the costs of interest bearing liabilities decreased 49 basis points. The average prime rate in the first quarter of 1999 was 7.75%, down 75 basis points from the first quarter of 1998.

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of each segment of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. Based on this process, the allowance for loan losses was considered adequate at March 31, 1999. Net loans charged-off in the first quarter of 1999 were $230,000 with loans charged-off of $275,000 and recoveries of $45,000. Loan charge-offs related to the Companys expanded indirect automobile lending activities aggregated $217,000 in the first quarter of 1999. The provision for loan losses in the first quarter of 1999 was $281,000 compared to no provision for loan losses in the first quarter of 1998, when net loans charged-off were $34,000. See "Non-Performing Loans and Assets".

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars in thousands                           Three Months Ended
                                                    March 31
                                               --------- ---------
                                                 1999      1998
                                                -------   -------
Balance at January 1                               $9,010    $9,209

  Loans charged off                                  (275)      (67)
  Recoveries                                           45        33
                                                  -------   -------
  Net loans charged off                              (230)      (34)
  Provision for loan losses                           281        --
                                                  -------   -------
Balance March 31                                   $9,061    $9,175
                                                  =======   =======
Average loans, net of unearned income            $997,027  $892,091
Provision for loan losses to average loans          0.03%        --
Allowance for loan losses to average loans          0.91%     1.03%
Allowance for loan losses to period-end loans       0.91%     1.01%


Non-interest Income and Other Operating  Expenses

The following table sets forth the major components of non-interest income and other operating expenses for the three months ended March 31, 1999 and 1998:

In thousands                              Three months ended
                                              March 31
                                         ------------------
                                            1999     1998
                                          -------  -------
Non-Interest Income:
  Income from trust department               $665     $540
  Service charges on deposit accounts       1,404    1,268
  Gift certificate fees                       328       50
  Securities gains                             13       27
  Gain on sale of money order subsidiary       --      436
  Gain on sales of other real estate          841      624
  Money order processing fees                 180      415
  Other                                     1,314      976
                                          -------  -------
Total non-interest income                  $4,745   $4,336
                                          =======  =======
Other Operating Expenses:
  Salaries and employee benefits           $6,969   $6,707
  Occupancy expenses                          793      736
  Furniture and equipment expenses          1,164    1,043
  Advertising and marketing                   331      510
  Operating supplies                          358      429
  Legal and professional fees                 388      656
  Taxes-Bank, property and other              358      379
  Other                                     1,472    1,305
                                          -------  -------
Total other operating expenses            $11,833  $11,765
                                          =======  =======


        Non-interest income in the first quarter of 1999 includes $841,000 of gains on real estate sales, while non-interest income in the first quarter of 1998 includes $624,000 of gains on real estate sales, and a $436,000 gain on the sale of the money order subsidiary. Excluding these gains, non-interest income in the first quarter of 1999 increased $628,000 or 19.2% over the first quarter of 1998. Income from the Trust Department increased $125,000 or 23%, as a result of the increased level of assets under management.
 Deposit service charges increased $136,000 or 10.7% as the customer base continued to expand. Service charges on dormant gift certificates, recognized starting in the fourth quarter of 1998, caused a $278,000 increase in gift certificate fees. The Company recognizes service charges on unpaid gift certificates based on estimates of service charge collections, allocated on the basis of items issued. Processing fees for services provided to the purchaser of the money order subsidiary declined $235,000 and will continue to decline as such processing is expected to cease by the end of the second quarter of 1999. Bank card and merchant fees increased $194,000 or 39% as the retail card base expanded and the merchant business continued to expand with the gift certificate subsidiarys growing mall agent base.

        Other operating expenses of $11.8 million increased just $68,000 or 0.6%. Declines in legal costs of $292,000 and advertising expenses of $108,000 minimized the impact of other expense increases. Legal costs declined as discovery efforts in one ongoing litigation matter slowed significantly. Advertising levels in 1999 moved back to historical levels, while 1998 had the additional costs of the new image campaign. Salaries and benefits increased $261,000 or 3.9%, with the increase primarily attributed to the impact of normal salary increases in April 1998. Staffing levels remained fairly constant with an average FTE level of 621 in the first quarter of 1999 compared with 613 in the first quarter of 1998. Equipment expenses increased $121,000 or 11.6% with the increase related to depreciation and maintenance for equipment additions. The new teller automation system, new signage and new computer hardware were installed subsequent to the end of the first quarter of 1998. Operating supplies declined $71,000, as 1998 included extra supply costs related to the image change.

Income Taxes

The Company had income tax expense of $2,367,000 for the first quarter of 1999 compared to $2,169,000 for the same period in 1998, which yielded effective tax rates of 29.6% for 1999 and 29.7% for 1998.

FINANCIAL CONDITION

Average assets were $1,574,785,000 for the first quarter of 1999, an increase of $105,784,000 or 7.2% compared to the last quarter of 1998. Actual total assets decreased approximately $20 million from December 31, 1998 to March 31, 1999. Included in the increase in average earning assets are increases in commercial loans of $20 million and retail loans of $8 million, and increases in securities and short-term liquid assets of $77 million. The earning asset growth was funded by an $18 million increase in checking and savings account balances, a $12 million increase in gift certificates outstanding and a $78 million increase in customer repurchase agreements and federal funds purchased.


Nonperforming Loans and Assets

A summary of non-performing loans and assets follows:

Dollars in thousands                    March 31, 1999  December 31, 1998
                                        --------------  -----------------

Loans accounted for on a non-
   accrual basis                             $2,025             $1,416
Restructured loans                              867                --
Loans contractually past due
   ninety days or more as to
   interest or principal payments             1,620              3,050
                                            -------            -------
Total non-performing loans                    4,512              4,466
Other real estate held for sale              10,499             11,358
                                            -------            -------
Total non-performing assets                 $15,011            $15,824
                                            =======            =======

Non-performing loans to total loans            .45%            .44%
Non-performing assets to total assets          .95%            .99%
Allowance for loan losses to non-
   performing loans                            201%            202%

Loans classified as impaired at March 31, 1999 aggregated $2.9 million and included all non-accrual and restructured loans. At December 31, 1998, impaired loans aggregated $3.6 million. Loans for which payments were current or less than 90 days past due, where borrowers are currently experiencing financial difficulties, were approximately $14 million at March 31, 1999 and $3.8 million at December 31, 1998.

The Company considers the level of nonperforming loans in its evaluation of the adequacy of the allowance for loan losses.

        Other real estate aggregated $10.5 million at March 31, 1999 and was principally comprised of properties acquired in settlement of a related group of problem real estate development loans in April 1996, and a completed condominium project acquired in settlement of loans in November 1997. The carrying value of real estate development property has been substantially reduced through sales from an original carrying value of $15.2 million to $1.9 million at March 31, 1999. In the first quarter of 1999, portions of this property were sold and gains of $865,000 were recognized.
 The Company has contracts for additional property sales that are expected to further reduce carrying value by approximately
$560,000. The remaining portion of property is 15 acres of commercial property with a carrying value of approximately $1.4 million. Sales efforts on the remaining commercial property are expected to accelerate now that a fronting highway was widened to four lanes. The condominium project involves 31 (44 originally) completed and readily marketable units and 7.5 acres of adjacent developed land. This riverfront development has a carrying value of $7.2 million. Management will provide for the orderly development and marketing of these properties in a manner designed to maximize the value to the Company.


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

CAPITAL RESOURCES

At March 31, 1999, shareholders' equity totaled $171,776,000, an increase of $4.3 million since December 31, 1998. Net income of $5.6 million after cash dividends of $2.3 million provided $3.3 million of the increase. Since December 31, 1998, the Companys available for sale securities portfolio had unrealized gains, net of taxes, that increased shareholders? equity $87,000. Proceeds and tax benefits from stock options exercised added $894,000 to shareholders equity in the first quarter of 1999.

The Company's capital ratios exceed minimum regulatory requirements and are as follows:

                                 Company    Company
                                 March      December  Minimum
                                 31,1999    31, 1998  Required
                                 --------   --------  --------
Leverage Ratio                      10.8%      11.5%     4.00%
Tier I risk based capital ratio     14.8%      14.2%     4.00%
Total risk based capital ratio      15.6%      15.0%     8.00%


YEAR 2000

        During 1999, the Company continued with its organization-wide program of preparing its systems for Year 2000 compliance and developing detailed plans to address the possible business exposures related to the Year 2000 issue. A detailed description of the Companys Year 2000 program is set forth in the Companys
1998 Annual Report and Form 10-K.

        As of March 31, 1999, the Company had completed the Awareness, Assessment, and Renovation phases of its Year 2000 program. As of March 31, 1999, the Company was also conducting the procedures associated with the Validation and Implementation phases. The
Company expects that mission critical applications in the mainframe, distributed applications and PC applications categories to be compliant (remediated, tested and implemented) by June 30, 1999. The table below indicates the extent to which mission critical applications were compliant at March 31, 1999 and the estimated status at June 30, 1999.

MISSION CRITICAL APPLICATION SUMMARY
                               Percent of Applications Year 2000 Compliant

        Category             3-31-99 (Actual)           6-30-99 (Estimated)
Mainframe applications              97%                        100%
Distributed applications            88%                        100%
PC applications                     93%                        100%

        The Company has continued its review of Year 2000 issues with its major business relationships, significant loan and deposit customers, counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. Based on this review (and assuming the accuracy of the responses and representations), as of March 31, 1999, the Company does not expect any material adverse impact from third-party Year 2000 non-compliance. In addition, the Company has communicated with its customer base and plans additional communications as necessary.

        The Company has incurred internal staff costs as well as consulting, new hardware and software expenses, and other expenses related to this program. A significant portion of these costs are not incremental costs to the Company, but rather represent the redeployment of existing information technology and business unit resources. A summary of costs incurred on the project through March 31, 1999 and estimated future costs is as follows:

In thousands                         Costs Incurred
                                     Through          Estimated
                                     March 31, 1999   Future Costs  Total
                                     --------------   ------------  -----------
IT Personnel Resources                    $   1,604     $   1,405     $   3,009
Business Unit Personnel Resources               286           231           517
External Contractors / Consultants               99           108           207
Replacement Software                            388            60           448
Replacement / Upgrade Hardware                1,035           139         1,174
Other Costs                                      39            26            65
                                     --------------   -----------   -----------
                                          $   3,451     $   1,969     $   5,420
                                     ==============   ===========   ===========


     Project costs increased $463,000 during the first quarter of 1999. Portions of the above costs relate to capital items that are depreciated over useful lives. Accordingly, project costs are not representative of amounts being presently expensed. For the three months ended March 31, 1999, $393,000 of the Year 2000 project costs were expensed, including $103,000 of depreciation and approximately $107,000 of costs for time spent by existing personnel devoted to this program.

     Although the Company does not presently anticipate a material business interruption as a result of the Year 2000 issue, there are many risks associated with the Year 2000 issue, including the possibility of a failure of the Companys computer and non-information technology systems. The Companys progress with respect to internal systems shown on the previous page has significantly mitigated these risks. The greatest risks at this point are failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Company has financial or operational relationships such as securities exchanges, clearing organizations, depositories, regulatory agencies, banks, clients, counterparties, vendors and utilities, to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to the Company. If the above mentioned risks are not remedied, the Company may experience business interruption, financial loss, regulatory actions, damage to its franchise and legal liability.
 While it is too early to predict with any reasonable accuracy what failures may occur, the Company believes that the continuance of sufficient planning, communication, coordination and testing will mitigate potential material disruption. The Company has business continuity plans in place that cover its current operations, and Year 2000 specific contingency planning is well underway with completion scheduled by June 30, 1999.

        The above disclosure is designated as a Year 2000 Readiness Disclosure as that term is used in the Year 2000 Information and Readiness Disclosure Act.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's March 31, 1999 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates an increasing exposure to higher interest rates since December 31, 1998. The table below illustrates the simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from March 31, 1999 levels, and remained constant at those levels thereafter.

                                  Movement in interest
                             rates from March 31, 1999, rates
                           ------------------------------------
                                Increase          Decrease
                             +50bp    +100bp     -50bp  -100bp
                            ------    ------    ------  ------
Net interest income increase
   (decrease) (in 1000's)   $(572)   $(1,573)     $413    $657
Net income per share increase
   (decrease)               $(0.04)  $(0.10)      $0.03   $0.04

Forward Looking Statements

        The statements contained in this filing that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Companys expectations, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Companys actual results could differ materially from those in such forward-looking statement. Factors that could cause actual results to differ materially from those projected include, among others, the effects of Year 2000 software failures; its customer concentration; cyclicality; fluctuation of interest rates; risk of business interruption; adequacy of the allowance for loan losses; valuation of other real estate; dependence on key personnel; and government regulation.



PART  II.  OTHER  INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        27      Financial Data Schedule

(b)     Reports on Form 8-K

        There were no reports filed on Form 8-K during the first quarter of 1999.



              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Mid-America Bancorp
                                  (Registrant)

Date: May 12,1999                       By:/s/Steven Small
                                        Steven Small
                                        Treasurer

Date: May 12, 1999                      By:/s/R.K. Guillaume
                                        R.K. Guillaume
                                        Chief Executive Officer


        INDEX TO EXHIBITS


Exhibits

27      Financial Data Schedule