Form 10-Q
period 1999-06-30
MID AMERICA BANCORP/KY/
filed 1999-08-12
CIK 711083

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,   D.C.  20549

                                  FORM 10-Q

          (X) QUARTERLY   REPORT   UNDER  SECTION  13 OR 15 (d) OF THE
                     SECURITIES   EXCHANGE   ACT  OF  1934

                  For quarterly period ended June 30, 1999
                                     OR

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

                                 (continued)

                             MID-AMERICA BANCORP

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
      DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No
        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
July 31, 1999: 10,316,932 shares of common stock, no par value

MIDAMERICA BANCORP

        PART I.   FINANCIAL INFORMATION

The consolidated financial statements of MidAmerica Bancorp and subsidiaries (Company) submitted herewith are unaudited. However, in the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of the results for the interim periods have been made.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited consolidated financial statements of the Company are submitted herewith:

     Consolidated balance sheets - June 30, 1999 and December 31, 1998 Consolidated statements of income - three and six months ended
       June 30, 1999 and 1998
     Consolidated statements of changes in shareholders' equity -
       six months ended June 30, 1999 and 1998
     Consolidated statements of comprehensive income - three and six months ended June 30, 1999 and 1998
     Consolidated statements of cash flows - six months ended June
       30, 1999 and 1998
     Notes to consolidated financial statements


CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

                                                      June 30      December 31
                                                    -----------    -----------
                                                        1999           1998
ASSETS                                              -----------    -----------
Cash and due from banks                                $30,848        $39,644
Federal funds sold                                      15,000             --
Securities purchased under agreements to resell             --         35,000
Securities available for sale, amortized cost
  of $435,052 (1999) and $382,580 (1998)               435,995        385,767
Securities held to maturity, market value
  of $4,022 (1998) and $84,013 (1998)                    4,035         83,998
Loans, net of unearned income                        1,011,235      1,005,021
Allowance for loan losses                               (9,278)        (9,010)
                                                    -----------    -----------
  Loans, net                                         1,001,957        996,011
Premises and equipment                                  21,777         21,854
Other assets                                            30,058         32,489
                                                    -----------    -----------
    TOTAL ASSETS                                    $1,539,670     $1,594,763
                                                    ===========    ===========


LIABILITIES
Deposits:
  Non-interest bearing                                $169,893       $165,072
  Interest bearing                                     809,850        788,852
                                                    -----------    -----------
    Total deposits                                     979,743        953,924

Securities sold under agreements to repurchase         244,827        276,454
Federal funds purchased                                 12,441         12,090
Advances from the Federal Home Loan Bank                72,211         74,862
Gift certificates outstanding                           43,532         95,127
Accrued expenses and other liabilities                  13,251         14,870
                                                    -----------    -----------
    TOTAL LIABILITIES                                1,366,005      1,427,327

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                  --             --
Common stock, no par value, stated value $2.77 per share;
  authorized - 15,000,000 shares (1999); 12,000,000
  shares (1998); issued and outstanding - 10,315,790
  shares (1999); 10,246,157 shares (1998)               28,609         28,416
Additional paid-in capital                             124,619        123,905
Retained earnings                                       19,824         13,043
Accumulated other comprehensive income                     613          2,072
                                                    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                         173,665        167,436
                                                    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,539,670     $1,594,763
                                                    ===========    ===========
See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts
Unaudited

                                          Three months ended   Six months ended
                                              June 30              June 30
                                        ------------------   ------------------
                                          1999      1998       1999      1998
                                        --------  --------   --------  --------
INTEREST INCOME:
Interest and fees on loans              $22,608   $21,228    $44,810   $42,020
Interest and dividends on:
  Taxable securities                      4,136     3,873      7,430     8,284
  Tax-exempt securities                     706       712      1,422     1,421
Interest on federal funds sold               70       202        109       346
Interest on securities purchased under
  agreements to resell                    1,435     1,526      3,425     3,486
                                        --------  --------   --------  --------
    Total interest income                28,955    27,541     57,196    55,557
                                        --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits                      8,240     8,632     16,345    17,162
Interest on federal funds purchased
  and securities sold under
  agreements to repurchase                3,609     3,069      7,273     6,886
Interest on Federal Home
  Loan Bank advances                      1,080     1,097      2,198     2,043
                                        --------  --------   --------  --------
    Total interest expense               12,929    12,798     25,816    26,091
                                        --------  --------   --------  --------
Net interest income before
  provision for loan losses              16,026    14,743     31,380    29,466
Provision for loan losses                 1,470       500      1,751       500
                                        --------  --------   --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              14,556    14,243     29,629    28,966
                                        --------  --------   --------  --------
NON-INTEREST INCOME:
Income from trust department                651       574      1,316     1,114
Service charges on deposit accounts       1,494     1,339      2,898     2,607
Gift certificate fees                       388        71        716       121
Securities gains                              2       --          15        27
Other                                     2,974     5,382      5,309     7,833
                                        --------  --------   --------  --------
    Total non-interest income             5,509     7,366     10,254    11,702
                                        --------  --------   --------  --------
OTHER OPERATING EXPENSES:
Salaries and employee benefits            7,068     7,191     14,037    13,898
Occupancy expense                           826       735      1,619     1,471
Furniture and equipment expenses          1,129     1,134      2,293     2,177
Other                                     2,710     3,492      5,617     6,771
                                        --------  --------   --------  --------
    Total other operating expenses       11,733    12,552     23,566    24,317
                                        --------  --------   --------  --------
Income before income taxes                8,332     9,057     16,317    16,351
Income tax expense                        2,640     2,749      5,007     4,918
                                        --------  --------   --------  --------
NET INCOME                               $5,692    $6,308    $11,310   $11,433
                                        ========  ========   ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                  10,315    10,211     10,293    10,198
  Diluted                                10,449    10,443     10,441    10,434

NET INCOME PER COMMON SHARE
  Basic                                   $0.55     $0.62      $1.10     $1.12
  Diluted                                  0.54      0.60       1.08      1.10

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In thousands, except per share amounts
Unaudited

                                                 Six months
                                               ended June 30
                                          ----------------------
                                             1999        1998
                                          ----------  ----------
Balance, January 1                         $167,436    $155,709
Net income                                   11,310      11,433
Other comprehensive income
  (loss), net of tax                         (1,459)     (1,779)
Cash dividends declared - $.44 (1999)
  and $.41 (1998)                            (4,528)     (4,160)
Stock options exercised, including
  related tax benefits                          906         696
                                          ----------  ----------
Balance, June 30                           $173,665    $161,899
                                          ==========  ==========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited

                                                Three months            Six months
                                               ended June 30           ended June 30
                                          ----------              ---------
                                             1999        1998        1999       1998
                                          ----------  ----------  ---------  ---------
Net Income                                   $5,692      $6,308    $11,310    $11,433

Other comprehensive loss, net of tax:
 Unrealized losses on securities
  available for sale:
   Unrealized holding losses
      arising during the period              (1,545)     (1,098)    (1,449)    (1,801)
   Less reclassification adjustment for
      gains included in net income               (1)        --         (10)       (18)
                                          ----------  ----------  ---------  ---------
                                             (1,546)     (1,098)    (1,459)    (1,819)
 Pension liability adjustment                   --          --         --          40
                                          ----------  ----------  ---------  ---------
Other comprehensive loss                     (1,546)     (1,098)    (1,459)    (1,779)
                                          ----------  ----------  ---------  ---------
COMPREHENSIVE INCOME                         $4,146      $5,210     $9,851     $9,654
                                          ==========  ==========  =========  =========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited

                                                                 Six months
                                                               ended June 30
                                                          ----------------------
                                                             1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:                     ----------  ----------
Net income                                                  $11,310     $11,433
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, amortization and accretion, net             2,570       2,545
    Provision for loan losses                                 1,751         500
    Federal Home Loan Bank stock dividend                      (580)       (560)
    Gains on sales of securities                                (15)        (27)
    Gains on sales of other real estate                      (1,000)       (814)
    Gain on sale of subsidiary                                    --     (4,213)
    Deferred taxes                                              635      (1,031)
  Decrease (increase) in interest receivable                 (1,575)         53
  Decrease in other assets                                    2,227          83
  Decrease in accrued expenses and other liabilities         (1,878)       (537)
                                                          ----------  ----------
Net cash provided by operating activities                    13,445       7,432
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale               (545,147)    (41,558)
  Proceeds from maturities of
   securities available for sale                            486,460     145,192
  Proceeds from sales of securities available for sale        6,245       7,103
  Purchases of securities held to maturity                        --     (2,529)
  Proceeds from maturities of securities held to maturity    80,000      76,000
  Net cash proceeds from sale of subsidiary                       --      8,134
  Increase in customer loans                                 (7,720)    (23,647)
  Proceeds from sales of other real estate                    2,747       2,718
  Payments for purchases of premises and equipment           (1,400)     (2,561)
                                                          ----------  ----------
Net cash provided by investing activities                    21,185     168,852
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                   25,819      43,466
  Net decrease in securities sold
   under agreements to repurchase                           (31,627)    (78,476)
  Net increase in federal funds purchased                       351       1,050
  Advances from the Federal Home Loan Bank                   15,000      20,000
  Repayment of advances from the Federal Home Loan Bank     (17,651)     (4,842)
  Decrease in gift certificates outstanding                 (51,595)    (39,900)
  Stock options exercised                                       805         565
  Dividends paid                                             (4,528)     (4,160)
                                                          ----------  ----------
Net cash used in financing activities                       (63,426)    (62,297)
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents        (28,796)    113,987
Cash and cash equivalents at January 1                       74,644      45,902
                                                          ----------  ----------
Cash and cash equivalents at June 30                        $45,848    $159,889
                                                          ==========  ==========

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

2.The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three and six months ended June 30:

  In thousands, except per share amounts
                                           Three months ended         Six months ended
                                                 June 30                 June 30
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
  Net income, basic and diluted            $5,692       $6,308      $11,310      $11,433
                                       ===========  ===========  ===========  ===========

  Average shares outstanding               10,315       10,211       10,293       10,198
  Effect of dilutive securities               134          232          148          236
  Average shares outstanding including -----------  -----------  -----------  -----------
     dilutive securities                   10,449       10,443       10,441       10,434
                                       ===========  ===========  ===========  ===========
  Net income per share, basic               $0.55        $0.62        $1.10        $1.12
                                       ===========  ===========  ===========  ===========
  Net income per share, diluted             $0.54        $0.60        $1.08        $1.10
                                       ===========  ===========  ===========  ===========

  Appropriate share and per share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1998.

3.The amortized cost and market value of securities available for sale are summarized as follows:

                                            June 30, 1999            December 31, 1998
                                       ------------------------  ------------------------
  In thousands                          Amortized     Market      Amortized     Market
                                          Cost         Value        Cost         Value
                                       -----------  -----------  -----------  -----------
  U.S. Treasury and
    U.S. government agencies             $195,096     $195,151     $159,821     $160,415
  Collateralized mortgage obligations     154,901      153,832      148,524      146,970
  States and political subdivisions        50,523       52,473       50,609       54,738
  Corporate obligations                    15,247       15,254        4,634        4,652
  Equity securities                        19,285       19,285       18,992       18,992
                                       -----------  -----------  -----------  -----------
                                         $435,052     $435,995     $382,580     $385,767
                                       ===========  ===========  ===========  ===========

  The amortized cost and market value of securities held to maturity are summarized as follows:

                                            June 30, 1999            December 31, 1998
                                       ------------------------  ------------------------
  In thousands                          Amortized     Market      Amortized     Market
                                          Cost         Value        Cost         Value
                                       -----------  -----------  -----------  -----------
  U.S. Treasury and
    U.S. government agencies               $4,035       $4,022      $83,998      $84,013
                                       ===========  ===========  ===========  ===========

4.Activity in the allowance for loan losses for the six months ended June 30, 1999 and year ended December 31, 1998 follows:

                                         June 30,                December 31,
  In thousands                            1999                      1998
                                       -----------               -----------
  Balance, January 1                       $9,010                    $9,209

  Loans charged-off                        (1,639)                   (1,355)
  Recoveries                                  156                       184
                                       -----------               -----------
  Net loans charged-off                   ($1,483)                  ($1,171)
  Provision for loan losses                 1,751                       972
                                       -----------               -----------
  Balance, end of period                   $9,278                    $9,010
                                       ===========               ===========


5.Significant components of other non-interest income and other operating expenses are set forth below:


                                          Three months ended          Six months ended
  In thousands                                  June 30                   June 30
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
  Other non-interest income:
     Settlement proceeds (1999)/ gain on sale
      of money order subsidiary (1998)     $1,800       $3,777       $1,800       $4,213
     Gains on sales of other real estate      159          190        1,000          814
     Money order processing fees              120          498          300          913
     Other                                    895          917        2,209        1,893
                                       -----------  -----------  -----------  -----------
                                           $2,974       $5,382       $5,309       $7,833
                                       ===========  ===========  ===========  ===========

  Other non-interest income includes non-recurring revenue related to the Company's sale of its money order subsidiary. For the three and six months ended June 30, 1998, gains on the sale of the subsidiary were recognized in the amounts of $3,777,000 and $4,213,000, respectively. Other non-interest income for the three and six months ended June 30, 1999, includes a $1.8 million settlement related to the discontinuance of a processing agreement between the Company and the purchaser of the money order order subsidiary.

                                          Three months ended          Six months ended
  In thousands                                  June 30                   June 30
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
  Other operating expenses:
     Advertising and marketing               $318         $757         $649       $1,267
     Operating supplies                       339          387          697          816
     Legal and professional fees              350          907          738        1,563
     Taxes, other than income taxes           387          297          745          676
     Other                                  1,316        1,144        2,788        2,449
                                       -----------  -----------  -----------  -----------
                                           $2,710       $3,492       $5,617       $6,771
                                       ===========  ===========  ===========  ===========

6.Selected financial information by business segment for June 1999 and 1998 follows:


  In thousands
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
  Net interest income
     Banking                              $15,253      $13,932      $29,656      $27,672
     Other                                    780          813        1,732        1,797
     Eliminations                              (7)          (2)          (8)          (3)
                                       -----------  -----------  -----------  -----------
        Total                             $16,026      $14,743      $31,380      $29,466
                                       ===========  ===========  ===========  ===========

  Non-interest income
     Banking                               $3,169       $2,988       $7,367       $6,475
     Other (a) (b)                          4,420        5,975        7,009        8,173
     Eliminations (a)                      (2,080)      (1,597)      (4,122)      (2,946)
                                       -----------  -----------  -----------  -----------
        Total                              $5,509       $7,366      $10,254      $11,702
                                       ===========  ===========  ===========  ===========

  Net income
     Banking                               $4,023       $3,743       $8,975       $8,443
     Other                                  1,676        2,566        2,343        2,993
     Eliminations                              (7)          (1)          (8)          (3)
                                       -----------  -----------  -----------  -----------
        Total                              $5,692       $6,308      $11,310      $11,433
                                       ===========  ===========  ===========  ===========

  Assets as of June 30
     Banking                                                     $1,533,907   $1,415,914
     Other                                                           66,652       64,603
     Eliminations                                                   (60,889)     (59,047)
                                                                 -----------  -----------
        Total                                                    $1,539,670   $1,421,470
                                                                 ===========  ===========

  (a) Data processing revenues, for services provided to the banking segment and certain other operating areas by the data processing subsidiary, are eliminated in the consolidated statement of income.

  (b) The primary external source of other non-interest income is fees related to the gift certificate operation. In 1999, other non-interest income also includes settlement proceeds related to the discontinuance of a processing agreement between the Company and the purchaser of the money order subsidiary. In 1998, other non-interest income also includes a gain on the sale of the money order subsidiary (See Note 5).



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This item discusses the results of operations for the Company for the three and six months ended June 30, 1999, and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at June 30, 1999 as compared to December 31, 1998. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1999 was $5.692 million compared to $6.308 million for the three months ended June 30, 1998. Net income for the six months ended June
30, 1999 was $11.310 million compared to $11.433 million for the six months ended June 30, 1998.

Net income for the three and six month periods ended June 30, 1999 and 1998 includes non-recurring revenue related to the sale of the Company's money order subsidiary. As a result of this non-recurring revenue, net income declined in 1999 and the resultant diluted net income per share for the three month and six month periods ended June 30, 1999 declined 10% and 1.8%, respectively, compared to 1998. In 1998, a $4.2 million gain on the sale of the subsidiary was recognized and in 1999, the Company recognized as income, the settlement proceeds of $1.8 million related to the discontinuance of a processing agreement between the Company and the purchaser of the money order subsidiary.

The Company had improvement in operating net income for the three and six months ended June 30, 1999, compared to the same periods in 1998. Excluding the non-recurring revenue, operating net income in 1999 increased 13.7% for the quarter and 15.0% for the six month period.

The improved operating performance is attributed primarily to the following factors:

     *Increases in tax equivalent net interest income of 8.5% and 6.3%
       for the quarter and six month periods, respectively.
     *Increases in the core components of non-interest income of 4.4%
       and 11.7% for the quarter and the six month periods, respectively. *Decreases in other operating expenses of 6.5% and 3.1% for the quarter and six month periods, respectively.

These positive factors were partially offset by an increase
in the provision for loan losses.   In the second quarter of
1999, the provision for loan losses increased $.970 million from $.500 million in 1998 to $1.470 in 1999. For the six months ended June 30, 1999, the provision for loan losses increased $1.251 million from $.500 million in 1998 to $1.751 in 1999.

The table below reflects operating results excluding the previously discussed non-recurring revenue items.

                                                 Three Months                        Six Months
                                                Ended June 30                       Ended June 30
                                      ----------------------------------  ----------------------------------
                                          1999        1998        % Chg       1999        1998        % Chg
                                      ----------  ----------  ----------  ----------  ----------  ----------
Net income (in 1000s)                     $5,692      $6,308        -9.8%    $11,310     $11,433        -1.1%
Non-recurring revenue, net
  of taxes (in 1000s)                     (1,051)     (2,225)      -52.8%     (1,051)     (2,515)      -58.2%
                                      ----------  ----------              ----------  ----------
Net income excluding
  non-recurring revenue (in 1000s)        $4,641      $4,083        13.7%    $10,259      $8,918        15.0%
                                      ==========  ==========  ==========  ==========  ==========  ==========

Diluted net income per share               $0.54       $0.60       -10.0%      $1.08       $1.10        -1.8%
Non-recurring revenue, net of taxes
  on a diluted per share basis             (0.10)      (0.21)      -52.4%      (0.10)      (0.24)      -58.3%
                                      ----------  ----------              ----------  ----------
Diluted net income per share
  excluding non-recurring revenue          $0.44       $0.39        12.8%      $0.98       $0.86        14.0%
                                      ==========  ==========  ==========  ==========  ==========  ==========



Net Interest Income

Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and six months ended June 30, 1999 and 1998.

Dollars in thousands                      Three Months Ended      Six Months Ended
                                               June 30                 June 30
                                       ----------------------  -----------------------
                                           1999        1998        1999        1998
                                       ----------  ----------  ----------  -----------
Total interest income                    $28,955     $27,541     $57,196     $55,557
Tax equivalent adjustment                    455         452         913         901
                                         --------    --------    --------    --------
Tax equivalent interest income            29,410      27,993      58,109      56,458
Total interest expense                    12,929      12,798      25,816      26,091
                                         --------    --------    --------    --------
Tax equivalent net interest income       $16,481     $15,195     $32,293     $30,367
                                         ========    ========    ========    ========
Average rate on earning assets              7.87%       8.40%       7.83%       8.37%
Average rate on interest
  bearing liabilities                       4.30%       4.77%       4.34%       4.81%
Net interest spread, annualized             3.57%       3.63%       3.49%       3.56%
Net interest margin, annualized             4.41%       4.56%       4.35%       4.50%
Average earning assets                $1,499,971  $1,340,061  $1,497,685  $1,363,514
Average interest bearing liabilities  $1,205,471  $1,077,273  $1,200,471  $1,093,319


Net interest income on a tax equivalent basis increased $1,286,000 or 8.5% for the quarter and $1,926,000 or 6.3% for the six month period, as the Company benefited from higher earning asset volume. During the quarter and six month periods of 1999, average earning assets increased 11.9% and 9.8%, respectively, compared to 1998. Average earning asset growth for the quarter and six month periods included loan growth of $100.2 million and $102.6 million, respectively. For both periods, approximately 55% of the growth is related to retail loans and is primarily attributed to indirect automobile lending activities. The remaining loan growth is associated with commercial lending activities. Partially offsetting the benefit of volume increases was the impact of lower interest rates in 1999 than in 1998, on both new and repricing assets and liabilities. For the second quarter of 1999, compared to the same period in 1998, the net interest margin declined 15 basis points to 4.41% and for the six months ended June 30, 1999, compared to the same period in 1998, the net interest margin declined 15 basis points to 4.35%.

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses is maintained at a level which Management believes is adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of each segment of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. The allowance for loan losses was $9,278,000 and 0.92% of loans as of June 30, 1999 compared to $9,010,000 and 0.90% of loans at December 31, 1998. The allowance for loan losses was 228% of non-performing loans at June 30, 1999. Non-performing loans were $4.1 million and 0.40% of loans outstanding at June 30, 1999, compared to $4.5 million and 0.44% at December 31, 1998. Net loans charged-off were $1.253 million in the second quarter of 1999 and $1.483 million for the six months ended June 30, 1999, compared to $340,000 in the second quarter of 1998 and $374,000 for the six months ended June 30, 1998. The second quarter provision for loan losses in 1999 was $1,470,000 compared to $500,000 in 1998. For the six months ended June 30, 1999, the provision for loan losses was $1,751,000 compared to $500,000 for the same period in 1998. The increase in the provision for loan losses related to the increased level of charged-off loans. Net loans charged-off related to indirect automobile lending activities were $410,000 for the second quarter of 1999 and $624,000 for the six month period ended June 30, 1999. There were no charge-offs related to indirect automobile lending activities for the June 1998 period. The second quarter of 1999 also includes a loan charge-off of $730,000 related to a loss on the sale of a problem loan.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars in thousands                                  Six Months Ended
                                                          June 30
                                                  ----------------------
                                                       1999        1998
                                                  ----------  ----------
Balance at January 1                                  $9,010      $9,209

Loans charged off                                    ($1,639)      ($459)
Recoveries                                              $156         $85
                                                    --------    --------
  Net loans charged off                              ($1,483)      ($374)
Provision for loan losses                             $1,751        $500
                                                    --------    --------
Balance June 30                                       $9,278      $9,335
                                                    ========    ========
Average loans, net of unearned income             $1,002,604    $900,009
Provision for loan losses to average loans              0.17%       0.06%
Allowance for loan losses to average loans              0.93%       1.04%
Allowance for loan losses to period-end loans           0.92%       1.02%


Non-interest Income and Other Operating  Expenses

The following table sets forth the major components of non-interest income and other operating expenses for the three and six months ended June 30, 1999 and 1998:

In thousands                                          Three Months Ended      Six Months Ended
                                                           June 30                 June 30
                                                  ----------------------  ----------------------
                                                       1999        1998        1999        1998
                                                  ----------  ----------  ----------  ----------
Non-Interest Income:
  Income from trust department                          $651        $574      $1,316      $1,114
  Service charges on deposit accounts                  1,494       1,339       2,898       2,607
  Gift certificate fees                                  388          71         716         121
  Securities gains                                         2          --          15          27
  Settlement proceeds (1999) / gain on sale
   of money order subsidiary (1998)                    1,800       3,777       1,800       4,213
  Gains on sales of other real estate                    159         190       1,000         814
  Money order processing fees                            120         498         300         913
  Other                                                  895         917       2,209       1,893
                                                  ----------  ----------  ----------  ----------
Total non-interest income                             $5,509      $7,366     $10,254     $11,702
                                                  ==========  ==========  ==========  ==========
Other Operating Expenses:
  Salaries and employee benefits                      $7,068      $7,191     $14,037     $13,898
  Occupancy expenses                                     826         735       1,619       1,471
  Furniture and equipment expenses                     1,129       1,134       2,293       2,177
  Advertising and marketing                              318         757         649       1,267
  Operating supplies                                     339         387         697         816
  Legal and professional fees                            350         907         738       1,563
  Taxes, other than income taxes                         387         297         745         676
  Other                                                1,316       1,144       2,788       2,449
                                                  ----------  ----------  ----------  ----------
Total other operating expenses                       $11,733     $12,552     $23,566     $24,317
                                                  ==========  ==========  ==========  ==========


Excluding the non-recurring revenue related to the money order subsidiary sale and gains on real estate sales (see "Non-performing Loans and Assets"), non-interest income in the second quarter of 1999 increased $150,000 or 4.4% over the second quarter of 1998 and non-interest income for the six months ended June 30, 1999, increased $779,000 or 11.7% over 1998. Trust
Department income increased $77,000 or 13.4% for the quarter and $202,000 or 18.1% for the six month period as assets under management continued to increase with continuing business development activities. Deposit service charges increased $155,000 or 11.6% for the quarter and $291,000 or 11.2% for the six month period due to an expanding customer base and increased service charge rates in effect since the third quarter of 1998.

Service charges on dormant gift certificates, recognized starting in the fourth quarter of 1998, caused a $317,000 increase in the second quarter and a $595,000 increase for the six month period in the level of gift certificate income. Bank card and merchant fees increased $79,000 or 25% for the quarter and $273,000 or 33% for the six month period as the retail card base and the merchant network continued to expand. Processing fees for services provided to the purchaser of the money order subsidiary declined $378,000 for the quarter and $613,000 for the six month period. These services will be phased out by the fourth quarter of 1999.

Other operating expenses declined $819,000 or 6.5% for the quarter and $751,000 or 3.1% for the six month period. Declines in legal and advertising costs contributed to these overall operating expense reductions. Legal costs declined $555,000 for the quarter and $846,000 for the six month period as discovery efforts in one ongoing litigation matter were concluded in early 1999. Advertising costs in 1999 moved back to historical levels, while 1998 had the additional cost of a new image campaign. Advertising expenses declined $439,000 for the quarter and $618,000 for the six month period. Salaries and benefits decreased $123,000 for the quarter and increased $139,000 or 1% for the six month period. Normal salary increases effective in April 1999 averaged 4.2%. However, lower personnel costs for the Year 2000 project and controlled staffing levels minimized the impact of salary increases. Staffing levels remained fairly constant, with a year-to-date average FTE level of 622 in 1999 and 618 in 1998. Facilities maintenance expenses contributed to the $149,000 year-to-date increase in occupancy expenses. Variances in other expense categories were not significant.

Income Taxes

The Company had income tax expense of $2,640,000 for the second quarter of 1999 compared to $2,749,000 for the same period in 1998, which yielded effective tax rates of 31.7% for 1999 and 30.3% for 1998. The year-to-date tax expense and effective tax rates were $5,007,000 and 30.7% for 1999, and $4,918,000 and 30.1%
for 1998, respectively.

FINANCIAL CONDITION

Total assets decreased approximately $55 million from December
31, 1998 to June 30, 1999, while average assets increased $108 million or 7.4% to $1.577 billion for the second quarter of 1999 compared to the last quarter of 1998. During the three and six month periods ended June 30, 1999, average earning assets increased approximately $160 million and $134 million respectively, compared to the prior year periods. Average earning asset growth was funded primarily from increases in average retail deposit products, customer repurchase agreements and federal funds purchased during the periods. For the six months ended June 30, 1999 compared to the first six months of 1998 average asset growth included increases in average commercial loans of $46 million, average retail loans of $57 million, and average securities of $23 million.
 For the second quarter of 1999 compared to 1998, average retail loans increased $55 million, average commercial loans increased $45 million and the securities portfolios average increased $59 million.

Non-performing Loans and Assets

A summary of non-performing loans and assets follows:

Dollars in thousands                 June 30, 1999           December 31, 1998
                                     -------------           -----------------
Loans accounted for on a non-
   accrual basis                          $2,111                  $1,416
Restructured loans                           822                     --
Loans contractually past due
   ninety days or more as to
   interest or principal payments          1,132                   3,050
                                        --------                --------
Total non-performing loans                 4,065                   4,466
Other real estate held for sale            9,717                  11,358
                                        --------                --------
Total non-performing assets              $13,782                 $15,824
                                        ========                ========

Non-performing loans to total loans         0.40%                   0.44%
Non-performing assets to total assets       0.90%                   0.99%
Allowance for loan losses to non-
   performing loans                          228%                    202%


Loans classified as impaired at June 30, 1999 aggregated $2.9 million and included all non-accrual and restructured loans. At December 31, 1998, impaired loans aggregated $3.6 million. Loans for which payments were current or less than 90 days past due, where borrowers are currently experiencing financial difficulties, were approximately $14 million at June 30, 1999 and $3.8 million at December 31, 1998.

The Company considers the level of non-performing loans in its evaluation of the adequacy of the allowance for loan losses.

Other real estate aggregated $9.7 million at June 30, 1999 and was principally comprised of properties acquired in settlement of a related group of problem real estate development loans in April 1996, and a completed condominium project acquired in settlement of loans in November 1997.

The carrying value of real estate development property has been substantially reduced through sales from an original value of $15.2 million to $1.9 million at June 30, 1999. The Company has contracts for additional property sales with closings expected in the third quarter of 1999, which are expected to further reduce carrying value by approximately $260,000. The remaining portion of property is 15 acres of commercial property with a carrying value of approximately $1.6 million. The condominium project involves 31 (44 originally) completed and readily marketable units and 7.5 acres of adjacent developed land. This riverfront development has a carrying value of $7.2 million. Management has taken recent action to provide for enhanced marketing of these properties.

Gains on sales of real estate held for sale were $159,000 and $190,000 for the second quarter of 1999 and 1998, respectively, and $1 million and $814,000 for the six months ended June 30, 1999 and 1998, respectively.

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

CAPITAL   RESOURCES

At June 30, 1999, shareholders' equity totaled $173,665,000, an increase of $6.2 million since December 31, 1998. Net income of $11.3 million after cash dividends of $4.5 million provided $6.8 million of the increase. Since December 31, 1998, the Company's available for sale securities portfolio had net unrealized losses, net of taxes, that decreased shareholders' equity $1.459 million. Proceeds and tax benefits from stock options exercised added $906,000 to shareholders' equity in 1999.
The Company's capital ratios exceed minimum regulatory requirements and are as follows:

                                          Company     Company
                                         June 30,    December 31,  Minimum
                                           1999        1998        Required
                                         --------    --------      --------
Leverage Ratio                              11.2%       11.5%        4.0%
Tier I risk based capital ratio             15.1%       14.2%        4.0%
Total risk based capital ratio              15.9%       15.0%        8.0%


YEAR 2000

        During 1999, the Company continued with its organization-wide program of preparing its systems for Year 2000 compliance and developing detailed plans to address the possible business exposures related to the Year 2000 issue. A detailed description of the Company's Year 2000 program is set forth in the Company's
1998 Annual Report and Form 10-K.

        As of June 30, 1999, the Company had completed all phases of its Year 2000 program for mission critical mainframe and distributed applications. The full implementation phase for one mission critical PC application remains to be completed as of June
30, 1999. The table below indicates the extent to which mission critical applications were compliant (remediated, tested and implemented) at June 30, 1999 and the estimated status for September 30, 1999.

MISSION CRITICAL APPLICATION SUMMARY

                                   Percent of Applications Year 2000 Compliant

Category                           6-30-99 (Actual)        9-30-99 (Estimated)
                                   ----------------        -------------------
Mainframe applications                       100%                    100%
Distributed applications                     100%                    100%
PC applications                               96%                    100%


        The Company has continued its review of Year 2000 issues with its major business relationships, significant loan and deposit customers, counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. Based on this review (and assuming the accuracy of the responses and representations), as of June 30, 1999, the Company does not expect any material adverse impact from third-party Year 2000 non-compliance. In addition, the Company has communicated with its customer base and plans additional communications as necessary.

        The Company has incurred internal staff costs as well as consulting, new hardware and software expenses, and other expenses related to this program. A portion of these costs are not incremental costs to the Company, but rather represent the redeployment of existing information technology and business unit resources. A summary of costs incurred on the project through June 30, 1999 and estimated future costs is as follows:

In thousands                         Costs Incurred
                                     Through        Estimated
                                     June 30, 1999  Future Costs  Total
                                     -------------- -------- -----------
IT Personnel Resources                    $1,788        $610      $2,398
Business Unit Personnel Resources            324         130         454
External Contractors / Consultants           120          60         180
Replacement Software                         385          65         450
Replacement / Upgrade Hardware             1,034         139       1,173
Other Costs                                   43         109         152
                                     ----------- ----------- -----------
                                          $3,694      $1,113      $4,807
                                     =========== =========== ===========


        Project costs increased $243,000 during the second quarter of 1999. Portions of the above costs relate to capital items that are depreciated over useful lives. Accordingly, project costs are not representative of amounts being presently expensed. For the three months ended June 30, 1999, $394,000 of the Year 2000 project costs were expensed, including $148,000 of depreciation and approximately $63,000 of costs for time spent by existing personnel devoted to this program. For the six months ended June 30, 1999, $787,000 of the Year 2000 project costs were expensed, including $251,000 of depreciation and $170,000 of costs for time spent by existing personnel.

        Although the Company does not presently anticipate a material business interruption as a result of the Year 2000 issue, there are many risks associated with the Year 2000 issue, including the possibility of a failure of the Company's computer and non-information technology systems. The Company's progress with respect to internal systems shown on the previous page has significantly mitigated these risks. The greatest risks at this point are failures of third parties to remediate their own Year 2000 issues.
 The failure of third parties with which the Company has financial or operational relationships such as securities exchanges, clearing organizations, depositories, regulatory agencies, banks, clients, counterparties, vendors and utilities, to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to the Company. If the above mentioned risks are not remedied, the Company may experience business interruption, financial loss, regulatory actions, damage to its franchise and legal liability. While it is difficult to predict with reasonable accuracy what failures may occur, the Company believes that the continuance of sufficient planning, communication, coordination and testing will mitigate potential material disruption. The Company has business continuity plans in place that cover its current operations, and Year 2000 specific contingency planning has been completed.

        The above disclosure is designated as a Year 2000 Readiness Disclosure as that term is used in the Year 2000 Information and Readiness Disclosure Act.





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's June 30, 1999 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates an increasing exposure to changing interest rates since March 31, 1999 and December 31, 1998. The table below illustrates the simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from June 30, 1999 levels, and remained constant at those levels thereafter.

                                                             Movement in interest
                                                      rates from June 30,  1999 rates
                                                  -----------------------------------------------
                                                       Increase               Decrease
                                                    +50bp       +100bp      -50bp       -100bp
                                                  ----------  ----------  ----------  ----------
Net interest income increase (decrease) (in 1000's)    ($964)    ($1,384)      ($456)       ($44)
Net income per share increase (decrease)              ($0.06)     ($0.09)     ($0.03)      $0.00


Forward Looking Statements

        The statements contained in this filing that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statement. Factors that could cause actual results to differ materially from those projected include, among others, the effects of Year 2000 software failures; its customer concentration; cyclicality; fluctuation of interest rates; risk of business interruption; adequacy of the allowance for loan losses; valuation of other real estate; dependence on key personnel; and government regulation.


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The regular annual meeting of shareholders of MidAmerica Bancorp was held on April 22, 1999.
(b) Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors were elected.

(c) The following items were submitted to a vote of security holders as follows:

(1) Election of 6 persons as Class II directors of MidAmerica Bancorp for terms expiring at the 2002 annual meeting of shareholders and election of 1 person as a Class I director for a term expiring at the 2001 annual meeting of shareholders.

                Class I                         For             Withheld
                Wendell H. Ford                 8,075,884       364,774

                Class II
                James E. Cain                   8,403,726        36,932
                Donald G. McClinton             8,407,506        33,152
                Jerome J. Pakenham              8,407,506        33,152
                John S. Palmore                 8,403,656        37,002
                Woodford R. Porter, Sr.         8,407,302        33,356
                Raymond L. Sales                8,407,302        33,356

(2) Amendment to Articles of Incorporation. To increase the number of authorized shares of the Company's
Common Stock from 12 million to 15 million.

                For                             8,128,533
                Against                            87,433
                Abstain                           224,692


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

             10 Material Contracts
             10(a)   Employment Agreement between the Company and
                     Donald L. LaMar dated April 1, 1998.
             10(b)   Employment Agreement between the Company and
                     David C. Meece dated April 1, 1998.
             10(c)   Employment Agreement between the Company and
                     Marlyn Y. Smith dated November 1, 1998.
             27      Financial Data Schedule

(b)     Reports on Form 8-K

        There were no reports filed on Form 8-K during the second quarter of 1999.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Mid-America Bancorp
                                             (Registrant)

Date: August 12, 1999                         By:/s/ Steven Small
                                              Steven Small
                                              Treasurer

Date: August 12, 1999                         By:/s/ Rick Guillaume
                                              R.K. Guillaume
                                              Chief Executive Officer





                               INDEX TO EXHIBITS

             10(a)   Employment Agreement between the Company and
                     Donald L. LaMar dated April 1, 1998.
             10(b)   Employment Agreement between the Company and
                     David C. Meece dated April 1, 1998.
             10(c)   Employment Agreement between the Company and
                     Marlyn Y. Smith dated November 1, 1998.
             27      Financial Data Schedule