Form 10-Q
period 1999-09-30
MID AMERICA BANCORP/KY/
filed 1999-11-08
CIK 711083

UNITED  STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,   D.C.  20549

                                  FORM 10-Q

       (X) QUARTERLY   REPORT   UNDER  SECTION  13 OR 15 (d) OF THE
                    SECURITIES   EXCHANGE   ACT  OF  1934

               For quarterly period ended September 30, 1999
                                     OR

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

                                  (continued)

                               MID-AMERICA BANCORP

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:
       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes     No
                   APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. October 31, 1999: 10,318,357 shares of common stock, no par value




                              MIDAMERICA BANCORP

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

ITEM 1. FINANCIAL STATEMENTS

The following unaudited consolidated financial statements of the Company are submitted herewith:

Consolidated balance sheets - September 30, 1999 and December
        31, 1998
Consolidated statements of income  three and nine months
        ended September 30, 1999 and 1998
Consolidated statements of changes in shareholders' equity
        nine months ended September 30, 1999 and 1998 Consolidated statements of comprehensive income three and nine months ended September 30, 1999 and 1998 Consolidated statements of cash flows - nine months ended
        September 30, 1999 and 1998
Notes to consolidated financial statements



CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

                                                    September 30   December 31
                                                    -----------    -----------
                                                        1999           1998
ASSETS                                              -----------    -----------
Cash and due from banks                                $26,444        $39,644
Federal funds sold                                       8,400             --
Securities purchased under agreements to resell             --         35,000
Securities available for sale, amortized cost
  of $389,922 (1999) and $382,580 (1998)               389,579        385,767
Securities held to maturity, market value
  of $4,019 (1998) and $84,013 (1998)                    4,026         83,998
Loans, net of unearned income                        1,037,066      1,005,021
Allowance for loan losses                               (9,300)        (9,010)
                                                    -----------    -----------
  Loans, net                                         1,027,766        996,011
Premises and equipment                                  21,975         21,854
Other assets                                            36,031         32,489
                                                    -----------    -----------
    TOTAL ASSETS                                    $1,514,221     $1,594,763
                                                    ===========    ===========


LIABILITIES
Deposits:
  Non-interest bearing                                $135,925       $165,072
  Interest bearing                                     824,238        788,852
                                                    -----------    -----------
    Total deposits                                     960,163        953,924

Securities sold under agreements to repurchase         219,540        276,454
Federal funds purchased                                 31,885         12,090
Advances from the Federal Home Loan Bank                70,588         74,862
Gift certificates outstanding                           39,420         95,127
Accrued expenses and other liabilities                  16,186         14,870
                                                    -----------    -----------
    TOTAL LIABILITIES                                1,337,782      1,427,327

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                  --             --
Common stock, no par value, stated value $2.77 per share;
  authorized - 15,000,000 shares (1999); 12,000,000
  shares (1998); issued and outstanding - 10,318,357
  shares (1999); 10,246,157 shares (1998)               28,616         28,416
Additional paid-in capital                             124,648        123,905
Retained earnings                                       23,398         13,043
Accumulated other comprehensive income (loss)             (223)         2,072
                                                    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                         176,439        167,436
                                                    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,514,221     $1,594,763
                                                    ===========    ===========
See notes to unaudited consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts
Unaudited

                                          Three months ended  Nine months ended
                                            September 30         September 30
                                        ------------------   ------------------
                                          1999      1998       1999      1998
                                        --------  --------   --------  --------
INTEREST INCOME:
Interest and fees on loans              $23,093   $22,190    $67,903   $64,210
Interest and dividends on:
  Taxable securities                      5,071     3,836     12,501    12,120
  Tax-exempt securities                     718       709      2,140     2,130
Interest on federal funds sold               70       125        179       471
Interest on securities purchased under
  agreements to resell                      413     1,161      3,838     4,647
                                        --------  --------   --------  --------
    Total interest income                29,365    28,021     86,561    83,578
                                        --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits                      8,407     8,792     24,752    25,954
Interest on federal funds purchased
  and securities sold under
  agreements to repurchase                3,326     2,947     10,599     9,833
Interest on Federal Home
  Loan Bank advances                      1,059     1,169      3,257     3,212
                                        --------  --------   --------  --------
    Total interest expense               12,792    12,908     38,608    38,999
                                        --------  --------   --------  --------
Net interest income before
  provision for loan losses              16,573    15,113     47,953    44,579
Provision for loan losses                   590        --      2,341       500
                                        --------  --------   --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              15,983    15,113     45,612    44,079
                                        --------  --------   --------  --------
NON-INTEREST INCOME:
Income from trust department                690       643      2,006     1,757
Service charges on deposit accounts       1,561     1,434      4,459     4,041
Gift certificate fees                       620        56      1,336       177
Securities gains                              6         3         21        30
Other                                     1,316     1,372      6,625     9,205
                                        --------  --------   --------  --------
    Total non-interest income             4,193     3,508     14,447    15,210
                                        --------  --------   --------  --------
OTHER OPERATING EXPENSES:
Salaries and employee benefits            7,203     7,318     21,240    21,216
Occupancy expense                           798       794      2,417     2,265
Furniture and equipment expenses          1,162     1,061      3,455     3,238
Other                                     2,995     3,246      8,612    10,017
                                        --------  --------   --------  --------
    Total other operating expenses       12,158    12,419     35,724    36,736
                                        --------  --------   --------  --------
Income before income taxes                8,018     6,202     24,335    22,553
Income tax expense                        2,175     1,792      7,182     6,710
                                        --------  --------   --------  --------
NET INCOME                               $5,843    $4,410    $17,153   $15,843
                                        ========  ========   ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                  10,317    10,227     10,301    10,208
  Diluted                                10,448    10,418     10,443    10,429

NET INCOME PER COMMON SHARE
  Basic                                   $0.57     $0.43      $1.67     $1.55
  Diluted                                  0.56      0.42       1.64      1.52

See notes to unaudited consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In thousands, except per share amounts
Unaudited

                                                Nine months
                                             ended September 30
                                          ----------------------
                                             1999        1998
                                          ----------  ----------
Balance, January 1                         $167,436    $155,709
Net income                                   17,153      15,843
Other comprehensive income
  (loss), net of tax                         (2,295)       (657)
Cash dividends declared - $.44 (1999)
  and $.41 (1998)                            (6,798)     (6,246)
Stock options exercised, including
  related tax benefits                          943         805
                                          ----------  ----------
Balance, September 30                      $176,439    $165,454
                                          ==========  ==========

See notes to unaudited consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited

                                                Three months           Nine months
                                            ended September 30      ended September 30
                                          ----------              ---------
                                             1999        1998        1999       1998
                                          ----------  ----------  ---------  ---------
Net Income                                   $5,843      $4,410    $17,153    $15,843

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities
  available for sale:
   Unrealized holding gains (losses)
      arising during the period                (832)      1,124     (2,281)      (677)
   Less reclassification adjustment for
      gains included in net income               (4)         (2)       (14)       (20)
                                          ----------  ----------  ---------  ---------
                                               (836)      1,122     (2,295)      (697)
 Pension liability adjustment                   --          --         --          40
                                          ----------  ----------  ---------  ---------
Other comprehensive income (loss)              (836)      1,122     (2,295)      (657)
                                          ----------  ----------  ---------  ---------
COMPREHENSIVE INCOME                         $5,007      $5,532    $14,858    $15,186
                                          ==========  ==========  =========  =========

See notes to unaudited consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited

                                                                Nine months
                                                            ended September 30
                                                          ----------------------
                                                             1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:                     ----------  ----------
Net income                                                  $17,153     $15,843
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, amortization and accretion, net             3,293       4,031
    Provision for loan losses                                 2,341         500
    Federal Home Loan Bank stock dividend                      (893)       (852)
    Gains on sales of securities                                (21)        (30)
    Gains on sales of other real estate                      (1,371)       (814)
    Gain on sale of subsidiary                                    --     (4,213)
    Deferred taxes                                              456        (483)
  Increase in interest receivable                            (1,931)     (1,864)
  Increase in other assets                                   (3,842)     (1,342)
  Increase in accrued expenses and other liabilities            752       1,665
                                                          ----------  ----------
Net cash provided by operating activities                    15,937      12,441
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale               (823,491)    (81,710)
  Proceeds from maturities of
   securities available for sale                            802,541     170,923
  Proceeds from sales of securities available for sale       14,949       7,206
  Purchases of securities held to maturity                     (501)     (2,529)
  Proceeds from maturities of securities held to maturity    80,500      76,000
  Net cash proceeds from sale of subsidiary                       --      8,134
  Increase in customer loans                                (34,119)    (63,641)
  Proceeds from sales of other real estate                    3,570       3,535
  Payments for purchases of premises and equipment           (2,363)     (3,171)
                                                          ----------  ----------
Net cash provided by investing activities                    41,086     114,747
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                    6,239      16,601
  Net decrease in securities sold
   under agreements to repurchase                           (56,914)    (72,272)
  Net increase in federal funds purchased                    19,795       8,965
  Advances from the Federal Home Loan Bank                   15,000      26,216
  Repayment of advances from the Federal Home Loan Bank     (19,274)    (12,473)
  Decrease in gift certificates outstanding                 (55,707)    (43,000)
  Stock options exercised                                       836         635
  Dividends paid                                             (6,798)     (6,246)
                                                          ----------  ----------
Net cash used in financing activities                       (96,823)    (81,574)
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents        (39,800)     45,614
Cash and cash equivalents at January 1                       74,644      45,902
                                                          ----------  ----------
Cash and cash equivalents at September 30                   $34,844     $91,516
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

2.The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three and nine months ended September 30:

  In thousands, except per share amounts
                                           Three months ended        Nine months ended
                                              September 30              September 30
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
  Net income, basic and diluted            $5,843       $4,410      $17,153      $15,843
                                       ===========  ===========  ===========  ===========

  Average shares outstanding               10,317       10,227       10,301       10,208
  Effect of dilutive securities               131          191          142          221
  Average shares outstanding including -----------  -----------  -----------  -----------
     dilutive securities                   10,448       10,418       10,443       10,429
                                       ===========  ===========  ===========  ===========
  Net income per share, basic               $0.57        $0.43        $1.67        $1.55
                                       ===========  ===========  ===========  ===========
  Net income per share, diluted             $0.56        $0.42        $1.64        $1.52
                                       ===========  ===========  ===========  ===========

  Appropriate share and per share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1998.

3.The amortized cost and market value of securities available for sale are summarized as follows:

                                           September 30, 1999     December 31, 1998
                                       ------------------------  ------------------------
  In thousands                          Amortized     Market      Amortized     Market
                                          Cost         Value        Cost         Value
                                       -----------  -----------  -----------  -----------
  U.S. Treasury and
    U.S. government agencies             $130,817     $130,805     $159,821     $160,415
  Collateralized mortgage obligations     177,549      176,405      148,524      146,970
  States and political subdivisions        50,966       51,776       50,609       54,738
  Corporate obligations                    10,241       10,244        4,634        4,652
  Equity securities                        20,349       20,349       18,992       18,992
                                       -----------  -----------  -----------  -----------
                                         $389,922     $389,579     $382,580     $385,767
                                       ===========  ===========  ===========  ===========

  The amortized cost and market value of securities held to maturity are summarized as follows:

                                           September 30, 1999     December 31, 1998
                                       ------------------------  ------------------------
  In thousands                          Amortized     Market      Amortized     Market
                                          Cost         Value        Cost         Value
                                       -----------  -----------  -----------  -----------
  U.S. Treasury and
    U.S. government agencies               $4,026       $4,019      $83,998      $84,013
                                       ===========  ===========  ===========  ===========

4.Activity in the allowance for loan losses for the nine months ended September 30, 1999 and year ended December 31, 1998 follows:

                                       September 30,             December 31,
  In thousands                            1999                      1998
                                       -----------               -----------
  Balance, January 1                       $9,010                    $9,209

  Loans charged-off                        (2,284)                   (1,355)
  Recoveries                                  233                       184
                                       -----------               -----------
  Net loans charged-off                   ($2,051)                  ($1,171)
  Provision for loan losses                 2,341                       972
                                       -----------               -----------
  Balance, end of period                   $9,300                    $9,010
                                       ===========               ===========


5.Significant components of other non-interest income and other operating expenses are set forth below:


                                          Three months ended         Nine months ended
  In thousands                                September 30              September 30
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
  Other non-interest income:
     Settlement proceeds (1999)/ gain on
      sale of money order subsidiary (1        $0           $0       $1,800       $4,213
     Gains on sales of other real estat       371            0        1,371          814
     Money order processing fees               90          354          390        1,267
     Other                                    855        1,018        3,064        2,911
                                       -----------  -----------  -----------  -----------
                                           $1,316       $1,372       $6,625       $9,205
                                       ===========  ===========  ===========  ===========

  Other non-interest income includes non-recurring revenue related to the Company's sale of its money order subsidiary. For the nine months ended September 30, 1998, the gain on the sale of the subsidiary was recognized in the amount of $4,213,000. Other non-interest income for the nine months ended September 30, 1999, includes a $1.8 million settlement related to the discontinuance of a processing agreement between the Company and the purchaser of the money order order subsidiary.


                                          Three months ended         Nine months ended
  In thousands                                September 30              September 30
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
  Other operating expenses:
     Advertising and marketing               $307         $416         $956       $1,683
     Operating supplies                       396          262        1,093        1,078
     Legal and professional fees              633          739        1,371        2,302
     Taxes, other than income taxes           412          341        1,157        1,017
     Other                                  1,247        1,488        4,035        3,937
                                       -----------  -----------  -----------  -----------
                                           $2,995       $3,246       $8,612      $10,017
                                       ===========  ===========  ===========  ===========

6.Selected financial information by business segment for September 1999 and 1998 follows:

                                          Three months ended         Nine months ended
                                              September 30              September 30
  In thousands                         ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
  Net interest income
     Banking                              $15,777      $14,362      $45,433      $42,034
     Other                                    788          753        2,520        2,550
     Eliminations                               8           (2)           0           (5)
                                       -----------  -----------  -----------  -----------
        Total                             $16,573      $15,113      $47,953      $44,579
                                       ===========  ===========  ===========  ===========

  Non-interest income
     Banking                               $3,483       $3,093      $10,850       $9,568
     Other (a) (b)                          2,350        2,208        9,359       10,381
     Eliminations (a)                      (1,640)      (1,793)      (5,762)      (4,739)
                                       -----------  -----------  -----------  -----------
        Total                              $4,193       $3,508      $14,447      $15,210
                                       ===========  ===========  ===========  ===========

  Net income
     Banking                               $5,509       $4,104      $14,484      $12,547
     Other                                    325          307        2,668        3,300
     Eliminations                               9           (1)           1           (4)
                                       -----------  -----------  -----------  -----------
        Total                              $5,843       $4,410      $17,153      $15,843
                                       ===========  ===========  ===========  ===========

  Assets as of June 30
     Banking                                                     $1,463,441   $1,400,161
     Other                                                           64,275       60,082
     Eliminations                                                   (13,495)     (54,173)
                                                                 -----------  -----------
        Total                                                    $1,514,221   $1,406,070
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This item discusses the results of operations for the Company for the three and nine months ended September 30, 1999, and compares those periods with the same periods of the previous year.
 In addition, the discussion describes the significant changes in the financial condition of the Company at September 30, 1999 as compared to December 31, 1998. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1999 was $5.843 million compared to $4.410 million for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999 was $17.153 million compared to $15.843 million for the nine months ended September 30, 1998.

Net income for the three and nine month periods ended
September 30, 1999 and 1998 includes non-recurring revenue related to the sale of the Companys money order subsidiary and gains on sales of other real estate. For the nine months ended September 30, 1998, a $4.2 million gain on the sale of the money order subsidiary and $814,000 of gains on sales of other real estate were recognized. For the nine month period ended September 30, 1999, the Company recognized as income $1.8 million of settlement proceeds related to the discontinuance of a processing agreement between the Company and the purchaser of the money order subsidiary, and $1.371 million of gains on sales of other real estate. In the third quarter of 1999, there were gains of $371,000 on sales of other real estate.

The Company had substantial improvement in operating net income for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Excluding the non-recurring revenue items for the three and nine month periods of 1999 and 1998 discussed above, diluted net income per share reflects an increase of 28.6% for the third quarter of 1999 compared with the third quarter of 1998, and an increase of 17.9% for the nine months ended September 30, 1999 compared with the same period in 1998.

  The improved operating performance is attributed primarily to the following:

      *Increases in tax equivalent net interest income of 9.5% and 7.4% for the quarter and nine month periods, respectively.
      *Increases in the core components of non-interest income of 8.9% and 10.8% for the quarter and the nine month periods, respectively.
      *Decreases in other operating expenses of 2.1% and 2.8% for the quarter and nine month periods, respectively.

These positive factors, which are discussed in more detail in the following pages, were partially offset by an increase in the provision for loan losses. In the third quarter of 1999, the provision for loan losses was $.590 million, compared with no provision in the third quarter of 1998. For the nine months ended September 30, 1999, the provision for loan losses increased $1.841 million from $.500 million in 1998 to $2.341 in 1999.
The table below reflects operating results excluding the previously discussed non-recurring revenue items.

                                                 Three Months                        Nine Months
                                              Ended September 30                  Ended September 30
                                      ----------------------------------  ----------------------------------
                                         1999        1998        % Chg       1999        1998        % Chg
                                      ----------  ----------  ----------  ----------  ----------  ----------
Net income (in 1000s)                     $5,843      $4,410        32.5%    $17,153     $15,843         8.3%
Non-recurring revenue, net
  of taxes (in 1000s)                       (241)       --          --        (1,943)     (3,044)      -36.2%
                                      ----------  ----------              ----------  ----------
Net income excluding
  non-recurring revenue (in 1000s)        $5,602      $4,410        27.0%    $15,210     $12,799        18.8%
                                      ==========  ==========  ==========  ==========  ==========  ==========

Diluted net income per share               $0.56       $0.42        33.3%      $1.64       $1.52         7.9%
Non-recurring revenue, net of taxes
  on a diluted per share basis             (0.02)       --          --         (0.19)      (0.29)      -34.5%
                                      ----------  ----------              ----------  ----------
Diluted net income per share
  excluding non-recurring revenue          $0.54       $0.42        28.6%      $1.45       $1.23        17.9%
                                      ==========  ==========  ==========  ==========  ==========  ==========

Net Interest Income

Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and nine months ended September 30, 1999 and 1998.

Dollars in thousands                    Three Months Ended      Nine Months Ended
                                           September 30            September 30
                                       ----------------------  -----------------------
                                            1999        1998        1999        1998
                                       ----------  ----------  ----------  -----------
Total interest income                    $29,365     $28,021     $86,561     $83,578
Tax equivalent adjustment                    459         440       1,372       1,340
                                         --------    --------    --------    --------
Tax equivalent interest income            29,824      28,461      87,933      84,918
Total interest expense                    12,792      12,908      38,608      38,999
                                         --------    --------    --------    --------
Tax equivalent net interest income       $17,032     $15,553     $49,325     $45,919
                                         ========    ========    ========    ========
Average rate on earning assets              8.07%       8.45%       7.91%       8.40%
Average rate on interest
  bearing liabilities                       4.34%       4.74%       4.34%       4.79%
Net interest spread, annualized             3.73%       3.71%       3.57%       3.61%
Net interest margin, annualized             4.61%       4.62%       4.44%       4.54%
Average earning assets                $1,464,752  $1,338,601  $1,486,587  $1,355,118
Average interest bearing liabilities  $1,170,361  $1,080,778  $1,190,324  $1,089,093

        Net interest income on tax equivalent basis increased $1,479,000 or 9.5% for the quarter and $3,406,000 or 7.4% for the nine month period, as the Company benefited from higher earning asset volume. During the quarter and nine month periods of 1999, average earning assets increased 9.4% and 9.7%, respectively, compared with 1998. Average earning asset growth for the quarter and nine month periods included average loan growth of $90 million and $98 million, respectively. For both periods, approximately half of the growth is related to retail loans and is primarily attributed to indirect automobile lending activities. The remaining loan growth is associated with commercial lending activities. Partially offsetting the benefit of volume increases was the impact of lower interest rates in 1999 than in 1998, on both new and repricing assets and liabilities. For the third quarter of 1999, compared with the same period in 1998, the net interest margin declined one basis point to 4.61%; for the nine months ended September 30, 1999, compared to the same period in 1998, the net interest margin declined 10 basis points to 4.44%.

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

The allowance for loan losses was $9,300,000 and 0.90% of loans as of September 30, 1999 compared with $9,010,000 and 0.90% of loans at December 31, 1998. The allowance for loan losses was 219% of non-performing loans at September 30, 1999, compared to 202% at December 31, 1998. Non-performing loans were $4.3 million and 0.41% of loans outstanding at September 30, 1999, compared with $4.5 million and 0.44% on December 31, 1998. Net loans charged-off were $.568 million in the third quarter of 1999 and $2.051 million for the nine months ended September 30, 1999, compared with $119,000 in the third quarter of 1998 and $493,000 for the nine months ended September 30, 1999. The third quarter provision for loan losses in 1999 was $590,000 compared with no provision in the third quarter of 1998. For the nine months ended September 30, 1999, the provision for loan losses was $2,341,000, compared with $500,000 for the same period in 1998. The increase in the provision for loan losses related to the increased level of charged-off loans. Net loans charged-off related to indirect automobile lending activities were $360,000 for the third quarter of 1999, and $984,000 for the nine month period ended September 30, 1999. The nine month period of 1999 also includes a loan charge-off of $730,000 related to a loss on the sale of a problem loan.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars in thousands                                 Nine Months Ended
                                                        September 30
                                                  ----------------------
                                                      1999        1998
                                                  ----------  ----------
Balance at January 1                                  $9,010      $9,209

Loans charged off                                     (2,284)       (617)
Recoveries                                               233         124
                                                    --------    --------
  Net loans charged off                               (2,051)       (493)
Provision for loan losses                              2,341         500
                                                    --------    --------
Balance September 30                                  $9,300      $9,216
                                                    ========    ========
Average loans, net of unearned income             $1,009,219    $910,889
Provision for loan losses to average loans              0.23%       0.05%
Allowance for loan losses to average loans              0.92%       1.01%
Allowance for loan losses to period-end loans           0.90%       0.97%


Non-interest Income and Other Operating  Expenses

The following table sets forth the major components of non-interest income and other operating expenses for the three and nine months ended September 30, 1999 and 1998:

In thousands                                        Three Months Ended       Nine Months Ended
                                                       September 30            September 30
                                                  ----------------------  ----------------------
                                                      1999        1998        1999        1998
                                                  ----------  ----------  ----------  ----------
Non-Interest Income:
  Income from trust department                          $690        $643      $2,006      $1,757
  Service charges on deposit accounts                  1,561       1,434       4,459       4,041
  Gift certificate fees                                  620          56       1,336         177
  Securities gains                                         6           3          21          30
  Settlement proceeds (1999) / gain on sale
   of money order subsidiary (1998)                     --          --         1,800       4,213
  Gains on sales of other real estate                    371        --         1,371         814
  Money order processing fees                             90         354         390       1,267
  Other                                                  855       1,018       3,064       2,911
                                                  ----------  ----------  ----------  ----------
Total non-interest income                             $4,193      $3,508     $14,447     $15,210
                                                  ==========  ==========  ==========  ==========
Other Operating Expenses:
  Salaries and employee benefits                      $7,203      $7,318     $21,240     $21,216
  Occupancy expenses                                     798         794       2,417       2,265
  Furniture and equipment expenses                     1,162       1,061       3,455       3,238
  Advertising and marketing                              307         416         956       1,683
  Operating supplies                                     396         262       1,093       1,078
  Legal and professional fees                            633         739       1,371       2,302
  Taxes, other than income taxes                         412         341       1,157       1,017
  Other                                                1,247       1,488       4,035       3,937
                                                  ----------  ----------  ----------  ----------
Total other operating expenses                       $12,158     $12,419     $35,724     $36,736
                                                  ==========  ==========  ==========  ==========

        Excluding the non-recurring revenue related to the money order subsidiary sale and gains on real estate sales, non-interest income in the third quarter of 1999 increased $311,000 or 8.9% over the third quarter of 1998; non-interest income for the nine months ended September 30, 1999, increased $1,102,000 or 10.8% over 1998. Trust Department income increased $47,000 or 7.3% for the quarter and $249,000 or 14.2% for the nine month period as assets under management continued to increase with continuing business development activities. Deposit service charges increased $127,000 or 8.9% for the quarter and $418,000 or 10.3% for the nine month period due to an expanding customer base and increased service charge rates in effect since the third quarter of 1998. Service charges on dormant gift certificates, recognized starting in the fourth quarter of 1998, caused a $564,000 increase in the third quarter and a $1,160,000 increase for the nine month period in the level of gift certificate income. Processing fees for services provided to the purchaser of the money order subsidiary declined $264,000 for the quarter and $877,000 for the nine month period. These services were phased out by September 30, 1999. Bank card and merchant fees, included in other non-interest income, increased $25,000 or 7.1% for the quarter and $297,000 or 25.6% for the nine month period as the retail card base and the merchant network continued to expand.

        Other operating expenses declined $261,000 or 2.1% for the quarter and $1,012,000 or 2.8% for the nine month period.
Declines in legal and advertising costs contributed to these overall operating expense reductions. Legal costs declined $154,000 for the quarter and $1,000,000 for the nine month period as discovery efforts in one ongoing litigation matter were concluded in early 1999. Advertising costs in 1999 moved back to historical level, while 1998 had the additional cost of a new image campaign. Advertising expenses declined $108,000 for the quarter and $727,000 for the nine month period. Salaries and benefits decreased $115,000 for the quarter and increased $24,000 or 0.1% for the nine month periods. Normal salary increases effective in April 1999 averaged 4.2%. However, lower personnel costs for the Year 2000 project and controlled staffing levels minimized the impact of salary increases. Staffing levels remained fairly constant, with a year-to-date average FTE level of 620 in 1999 and 621 in 1998. Depreciation on new computers and other equipment caused equipment expenses to increase
$101,000 and $217,000 for the quarter and year-to-date periods, respectively. Facilities maintenance expenses contributed to a $152,000 year-to-date increase in occupancy expenses. Variances in other expense categories were not significant.

Income Taxes

The Company had income tax expense of $2,175,000 for the third quarter of 1999 compared to $1,792,000 for the same period in 1998, which yielded effective tax rates of 27.1% for 1999 and 28.9% for 1998. The tax expense in the third quarter of 1999 was reduced $168,000 as a result of a refund on a prior year tax return. The year-to-date tax expense and effective tax rates were $7,182,000 and 29.5% for 1999, and $6,710,000 and 29.7% for 1998,
respectively.


FINANCIAL CONDITION

        Total assets decreased approximately $81 million from December 31, 1998 to September 30, 1999, while average assets increased $71 million or 4.9% to $1.540 billion for the third quarter of 1999 compared to the last quarter of 1998. During the three and nine month periods ended September 30, 1999, average earning assets increased approximately $126 million and $131 million respectively, compared to the prior year periods. Average earning asset growth was funded primarily from increases in average retail deposit products, customer repurchase agreements and federal funds purchased during the periods. For the nine months ended September
30, 1999 compared to the first nine months of 1998 average asset growth included increases in average commercial loans of $46 million, average retail loans of $52 million, and average securities of $45 million. For the third quarter of 1999 compared to 1998, average retail loans increased $43 million, average commercial loans increased $47 million and the average securities portfolio increased $90 million.



Non-performing Loans and Assets

A summary of non-performing loans and assets follows:

Dollars in thousands                 September 30, 1999      December 31, 1998
                                     -------------           -----------------
Loans accounted for on a non-
   accrual basis                          $1,981                  $1,416
Restructured loans                           818                    --
Loans contractually past due
   ninety days or more as to
   interest or principal payments          1,452                   3,050
                                        --------                --------
Total non-performing loans                 4,251                   4,466
Other real estate held for sale            9,099                  11,358
                                        --------                --------
Total non-performing assets              $13,350                 $15,824
                                        ========                ========

Non-performing loans to total loans         0.41%                   0.44%
Non-performing assets to total assets       0.88%                   0.99%
Allowance for loan losses to non-
   performing loans                          219%                    202%


Loans classified as impaired at September 30, 1999 aggregated
$3.0 million and included all non-accrual and restructured loans.
 At December 31, 1998, impaired loans aggregated $3.6 million. Loans for which payments were current or less than 90 days past due, where borrowers are currently experiencing financial difficulties, were approximately $14 million at September 30, 1999 and $3.8 million at December 31, 1998.

The Company considers the level of non-performing and impaired loans in its evaluation of the adequacy of the allowance for loan losses.

Other real estate aggregated $9.1 million at September 30, 1999 and was principally comprised of properties acquired in settlement of a related group of problem real estate development loans in April 1996, and a completed condominium project acquired in settlement of loans in November 1997.

The carrying value of real estate development property has been substantially reduced through sales from an original value of $15.2 million to $1.7 million at September 30, 1999. The remaining portion of property is 15 acres of commercial property.
 The condominium project involves 30 (44 originally) completed and readily marketable units and 7.5 acres of adjacent developed land. This riverfront development has a carrying value of $7.0 million. Management has taken recent action to provide for enhanced marketing of these properties.

Gains on sales of real estate held for sale were $371,000 and $-0- for the third quarter of 1999 and 1998, respectively, and $1,371,000 and $814,000 for the nine months ended September
30, 1999 and 1998, respectively.

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

CAPITAL   RESOURCES

At September 30, 1999, shareholders' equity totaled
$176,439,000, an increase of $9.0 million since December 31, 1998.
 Net income of $17.2 million after cash dividends of $6.8 million provided $10.4 million of the increase. Since December 31, 1998, the Companys available for sale securities portfolio had net unrealized losses, net of tax benefits, that decreased shareholders equity $2.3 million. Proceeds and tax benefits from stock options exercised added $943,000 to shareholders equity in 1999.

The Company's capital ratios exceed minimum regulatory requirements and are as follows:

                                       Company     Company
                                     September 30December 31,  Minimum
                                         1999        1998      Required
                                     ----------  ----------  ----------
Leverage Ratio                              11.7%       11.5%        4.0%
Tier I risk based capital ratio             15.3%       14.2%        4.0%
Total risk based capital ratio              16.1%       15.0%        8.0%


YEAR 2000

        Throughout 1999, the Company has continued with its organization-wide program of preparing its systems for Year 2000 compliance and developing detailed plans to address the possible business exposures related to the Year 2000 issue. A detailed description of the Companys Year 2000 program is set forth in the Companys 1998 Annual Report and Form 10-K.

        As of September 30, 1999, the Company had completed all phases of its Year 2000 program for mission critical applications. The table below indicates the extent to which mission critical applications were compliant (remediated, tested and implemented) at September 30, 1999.

MISSION CRITICAL APPLICATION SUMMARY

                                    Percent of Applications Year 2000 Compliant

Category                                               9-30-99
                                                       -------
Mainframe applications                                   100%
Distributed applications                                 100%
PC applications                                          100%


        The Company has continued its review of Year 2000 issues with its major business relationships, significant loan and deposit customers, counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. Based on this review (and assuming the accuracy of the responses and representations), as of September 30, 1999, the Company does not expect any material adverse impact from third-party Year 2000 non-compliance. In addition, the Company has communicated with its customer base and plans additional communications as necessary.

        The Company has incurred internal staff costs as well as consulting, new hardware and software expenses, and other expenses related to this program. A portion of these costs are not incremental costs to the Company, but rather represent the redeployment of existing information technology and business unit resources. A summary of costs incurred on the project through September 30, 1999 and estimated future costs is as follows:


In thousands                         Costs Incurred
                                       Through
                                      September   Estimated
                                       30, 1999  Future Costs   Total
                                      ----------  ----------  ----------
IT Personnel Resources                    $1,884        $396      $2,280
Business Unit Personnel Resources            336         119         455
External Contractors / Consultants           120          60         180
Replacement Software                         408          65         473
Replacement / Upgrade Hardware             1,034         139       1,173
Other Costs                                   83          68         151
                                      ----------  ----------  ----------
                                          $3,865        $847      $4,712
                                      ==========  ==========  ==========


        Project costs increased $171,000 during the third quarter of 1999. Portions of the above costs relate to capital items that are depreciated over useful lives. Accordingly, project costs are not representative of amounts being presently expensed. For the three months ended September 30, 1999, $192,000 of the Year 2000 project costs were expensed, including $83,000 of depreciation. For the nine months ended September 30, 1999, $979,000 of the Year 2000 project costs were expensed, including $334,000 of depreciation.

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





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Companys September 30, 1999 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates a stable exposure level to changing interest rates since June 30, 1999. The table below illustrates the simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from September 30, 1999 levels, and remained constant at those levels thereafter.

                                                             Movement in interest
                                                      rates from September 30,  1999 rates
                                                  -----------------------------------------------
                                                       Increase               Decrease
                                                    +50bp       +100bp      -50bp       -100bp
                                                  ----------  ----------  ----------  ----------
Net interest income increase (decrease) (in 1000'      ($848)    ($1,483)      ($347)       $205
Net income per share increase (decrease)              ($0.05)     ($0.09)     ($0.02)      $0.01



Forward Looking Statements

        The statements contained in this filing that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The use of words such as "believes", "estimates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Companys actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those projected include, among others, the effects of Year 2000 software failures; customer concentration; cyclicality; fluctuation of interest rates; risk of business interruption; adequacy of the allowance for loan losses; valuation of other real estate; dependence on key personnel; and government regulation.















ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

          10      Material Contracts
          10(a)   Employment Agreement between the Company and
                  John T. Rippy dated August 16, 1999.
          10(b)   Employment Agreement between the Company and
                  Steven A. Small dated August 15, 1999.
          27      Financial Data Schedule

(b)     Reports on Form 8-K

        There were no reports filed on Form 8-K during the third quarter.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Mid-America Bancorp
                                      (Registrant)

Date: November 8, 1999                 By:/s/  Steven Small
                                       Steven Small
                                       Treasurer

Date: November 8, 1999                 By:/s/ R.K. Guillaume
                                       R.K. Guillaume
                                       Chief Executive Officer


                             INDEX TO EXHIBITS

           10(a)   Employment Agreement between the Company and
                   John T. Rippy dated August 16, 1999.
           10(b)   Employment Agreement between the Company and
                   Steven A. Small dated August 15, 1998.
           27      Financial Data Schedule