Form 10-K
period 1999-12-31
MID AMERICA BANCORP/KY/
filed 2000-03-27
CIK 711083

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                   FORM lO-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999

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


The aggregate market value of the voting stock held by non-affiliates (shareholders other than directors, executive officers and principal shareholders) of the registrant as of February 22, 2000 was approximately $190,271,000.

The number of shares outstanding of the registrant's common stock as of February 22, 2000 was 10,676,557.


               DOCUMENTS INCORPORATED BY REFERENCE


Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Parts I and II.

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2000, are incorporated by reference into Part III.


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

The Company also operates a number of other subsidiaries, including Bank of Louisville, FSB, a federal savings bank ("Savings Bank"), which was organized and chartered during 1993. The Savings Bank is located in Pewee Valley and LaGrange, Kentucky, in Oldham County, and competes on the local level with other commercial banks and financial institutions in Oldham County, Kentucky for all types of deposits and loans. Another subsidiary, Mid-America Gift Certificate Company, is engaged in the issuance and sale of gift certificates throughout the United States.


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


Employees

As of December 31, 1999, the Company and subsidiaries employed
544 persons on a full-time basis and 83 on a part-time basis.

Supervision And Regulation

The Company and its subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Company's subsidiaries rather than shareholders of the Company. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest and fees that can be charged on loans. The Company and its subsidiaries also are subject to general U.S. federal laws and regulations and to the laws and regulations of the states in which they conduct their business. This section briefly describes selected laws and regulations applicable to the Company and its subsidiaries. The summaries of laws and regulations are not complete and are qualified in their entirety by reference to the statutes and regulations. Changes in applicable laws or regulations may have a material effect on the business of the Company.

The Company is a registered bank holding company under the BHC Act, and is subject to supervision, regulation and examination by the Federal Reserve Board. As a registered bank holding company, the Company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and the business operations of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before merging with another bank holding company or acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, five percent or more of the voting stock of such bank unless it already owns a majority of the voting stock of such bank.

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

The Savings Bank is subject to regulation and supervision by the OTS, of which regular examinations are a part. The FDIC currently insures the deposits of the Savings Bank to a maximum of $100,000 per depositor.

Eton Life Insurance Company, a wholly owned subsidiary of the Company, is regulated by the Kentucky Department of Insurance and is subject to Kentucky statutes and regulations governing domestic underwriters of credit life, accident, and health insurance.

Federal law imposes certain restrictions on transactions between the Company and its nonbank subsidiaries, on the one hand, and the Bank and the Savings Bank, on the other. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by the Bank and the Savings Bank to their non-bank affiliates, including the Company.

In November 1999, the Gramm-Leach-Bliley Act ("Gramm Act"), broadened permissible bank holding companies activities and affiliations under the BHC Act. With limited exceptions, bank holding companies had been prohibited from (i) acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks.

The Gramm Act expressly permits affiliations among bank holding companies, depository institutions, securities firms and insurance companies within a "financial holding company" structure in specific circumstances, and establishes "functional regulation" for examination, supervision and licensing of activities by state and federal financial service regulators. The Federal Reserve Board may authorize activities that it determines are "complementary" to financial activities and do not pose a risk to the safety and soundness of depository institutions. The Gramm Act identifies the following activities as financial in nature: (a) lending; (b) insurance activities, including underwriting, agency and brokerage;
(c) providing financial investment advisory services; (d) underwriting in, and acting as a broker or dealer in, securities;
(e) merchant banking; and (f) insurance company portfolio investment.

Enacted in August 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision under which an insured depository institution controlled by a holding company can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution controlled by the same holding company. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so, absent such policy.

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

Now fully phased in, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") removed state law barriers to interstate bank acquisitions and permits the consolidation of interstate banking operations. Under the Act, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to Community Reinvestment Act compliance, compliance with federal and state antitrust laws and deposit concentration limits, and subject to any state laws restricting the acquisition of a bank that has not been in existence for a minimum period of up to five years. The Act also permits any bank that is controlled by a bank holding company to act as agent for an affiliated financial institution in deposit and loan transactions, regardless of whether the institutions are located in the same or different states. The Act's interstate branching provisions became operative on June 1, 1997, subject to the right of any state to adopt legislation before that date to accelerate interstate branching or prohibit it completely. The Act's interstate branching provisions permit banks to merge across state lines and, if state laws permit de novo branching, to establish a new branch as its initial entry into a state.
Kentucky banks are permitted to merge with out-of-state banks to create interstate branches inside or outside Kentucky. Kentucky banks are also permitted to acquire a branch in another state if permitted by law of the other state. Kentucky does not permit de novo branching by out-of-state banks into Kentucky, and it does not permit an out-of-state bank to acquire a bank in Kentucky that has been in existence less than five years. The Savings Bank is generally permitted to open a de novo branch in any state.

The following tables set forth selected statistical information with respect to the Company and should be read in conjunction with the Company's consolidated financial statements.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

     The schedule captioned "Average Balances and Yields/Rates Tax Equivalent Basis" included on page 16 of the Company's annual report to shareholders for the year ended December 31, 1999, which is incorporated herein by reference, shows, for each major category of interest earning asset and interest bearing liability, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 1999. The schedule also shows the average rate earned on all interest earning assets and the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin (net interest income divided by total average interest earning assets) for each of the years in the three-year period ended December 31, 1999. Nonaccrual loans outstanding were included in calculating the rate earned on loans. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 35%.

     The changes in interest income and interest expense resulting from changes in volume and changes in rates for the years ended December 31, 1999 and 1998 are shown in the schedule captioned "Interest Income and Interest Expense Volume and Rate Changes for the Years 1999 and 1998 Tax Equivalent Basis" included on page 17 of the Company's annual report to shareholders for the year ended December 31, 1999, which is incorporated herein by reference.

SECURITIES PORTFOLIO
BOOK VALUE                                                 December 31
(In Thousands)                                  -------------------------------------
                                                    1999          1998          1997
Securities Available for Sale                   ----------    ----------    ---------
U.S. Treasury and U.S. government agencies      $317,106      $160,415      $156,654
Collateralized mortgage obligations              182,730       146,970       185,474
States and political subdivisions                 52,918        54,738        53,272
Corporate obligations                             13,112         4,652         1,765
Equity securities                                 20,657        18,992        17,556
                                                ----------    ----------    ---------
                                                $586,523      $385,767      $414,721
                                                ==========    ==========    =========
                                                           December 31
                                                -------------------------------------
                                                    1999          1998          1997
Securities Held to Maturity                     ----------    ----------    ---------
U.S. Treasury and U.S. government agencies        $4,018       $83,998      $108,078
Corporate obligations                              --            --              100
                                                ----------    ----------    ---------
                                                  $4,018       $83,998      $108,178
                                                ==========    ==========    =========

SECURITIES
MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 1999

(Dollars In Thousands)                     Within            After One But       After Five But           After
                                          One Year         Within Five Years    Within Ten Years        Ten Years
                                      ------------------  ------------------   -------------------  ------------------
Securities Available for Sale          Amount     Yield    Amount     Yield     Amount      Yield    Amount     Yield
                                      --------  --------  --------  --------   --------   --------  --------  --------
U.S. Treasury and U.S.
  government agencies                 $293,878      5.87%  $23,228       6.09%     --         --        --        --
Collateralized mortgage obligations     30,794      6.75%  131,098       6.66%   $20,838      6.86%     --        --
States and political
  subdivisions                             696      6.78%    1,212       7.79%     8,664      8.12%  $42,346      8.34%
Corporate obligations                   13,112      6.79%     --        --         --         --        --        --
Equity securities                         --        --        --        --         --         --      20,657      6.81%
                                      --------            --------             --------             --------
                                      $338,480      6.00% $155,538       6.58%   $29,502      7.22%  $63,003      7.84%
                                      ========            ========             ========             ========
                                           Within            After One But       After Five But           After
                                          One Year         Within Five Years    Within Ten Years        Ten Years
                                      ------------------  ------------------   -------------------  ------------------
Securities Held to Maturity            Amount     Yield    Amount     Yield     Amount      Yield    Amount     Yield
                                      --------  --------  --------  --------   --------   --------  --------  --------
U.S. Treasury and U.S.
  government agencies                   $3,517      5.19%     $501       5.93%     --         --        --        --
                                      ========            ========             ========             ========




The calculation of the weighted average yield is based on the average tax equivalent yield, weighted by the respective costs of the securities. Maturity categories and average yields of collateralized mortgage obligations are based on expected cash flows.

The weighted average yields on obligations of states and political subdivisions are computed on a tax equivalent basis using a marginal federal tax rate of 35% adjusted for the impact of disallowed interest expense.


LOAN PORTFOLIO
(In Thousands)

                                                                                         December 31
                                                                   ----------------------------------------------------
                                                                      1999       1998       1997      1996      1995
                                                                   ---------- ----------  --------  --------  --------
Commercial and financial                                             $505,963   $457,682  $427,826  $386,647  $345,167
Real estate - construction and development                             75,117     77,349    65,513    55,738    61,398
Real estate - residential mortgages                                   321,568    336,365   329,086   294,746   284,074
Consumer                                                               57,972     62,682    64,491    67,051    57,926
Indirect automobile                                                   103,329     70,943     4,159      --        --
                                                                   ---------- ----------  --------  --------  --------
                                                                   $1,063,949 $1,005,021  $891,075  $804,182  $748,565
                                                                   ========== ==========  ========  ========  ========

The loan portfolio includes domestic loans only as the Company has no foreign loans. The Company has no other category of loans whose concentration exceeds 10% of total loans.

SELECTED LOAN MATURITIES AND
SENSITIVITY TO INTEREST RATES
DECEMBER 31, 1999
(In Thousands)

                                                              Loan Maturities
                                           ---------------------------------------------------
                                                         After One
                                              Within     But Within     After
                                             One Year    Five Years   Five Years     Total
                                           ---------------------------------------------------

Commercial and financial                      $135,431     $144,849     $225,683     $505,963
Real estate - construction and development      23,594       42,391        9,132       75,117
Real estate - residential mortgages            156,293       74,951       90,324      321,568
Consumer                                        41,535       10,572        5,865       57,972
Indirect - automobile                           25,583       77,658           88      103,329
                                              --------     --------     --------   ----------
                                              $382,436     $350,421     $331,092   $1,063,949
                                              ========     ========     ========   ==========

Predetermined rates                           $156,194     $253,343     $282,469     $692,006
Floating rates                                 226,242       97,078       48,623      371,943
                                              --------     --------     --------   ----------
                                              $382,436     $350,421     $331,092   $1,063,949
                                              ========     ========     ========   ==========

For amortizing loans, scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in the within one year category.

NONPERFORMING LOANS

Information with respect to the Company's nonperforming loans is included in the section captioned "Nonperforming Assets" and footnote E to the consolidated financial statements included on pages 9 and 31, respectively, of the Company's annual report to shareholders for the year ended December 31, 1999, which is incorporated herein by reference.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

                                         1999           1998       1997       1996       1995
                                        ----------   ---------  ---------  ---------  ---------
Balance, beginning of year                  $9,010     $9,209     $9,167     $9,318     $7,045
Charge-offs:
  Commercial and financial                     968        646        296        661        569
  Real estate - construction
    and development                             --         --         --         --      2,888
  Real estate - residential mortgages          149        289         98        115        305
  Consumer                                     257        206        227        249        283
  Indirect automobile                        1,656        214         --         --         --
                                        ----------   ---------  ---------  ---------  ---------
    Total charge-offs                        3,030      1,355        621      1,025      4,045
                                        ----------   ---------  ---------  ---------  ---------
Recoveries:
  Commercial and financial                     112         51         53        231         44
  Real estate - construction
    and development                             --         --         --         --         --
  Real estate - residential mortgages           32         33        225        120         61
  Consumer                                      82         97         85        109        166
  Indirect automobile                          197          3         --         --         --
                                        ----------   ---------  ---------  ---------  ---------
    Total recoveries                           423        184        363        460        271
                                        ----------   ---------  ---------  ---------  ---------
Net charge-offs                              2,607      1,171        258        565      3,774
                                        ----------   ---------  ---------  ---------  ---------
Provision for loan losses                    3,451        972        300        414      6,047
                                        ----------   ---------  ---------  ---------  ---------
Balance, end of year                        $9,854     $9,010     $9,209     $9,167     $9,318
                                        ==========   =========  =========  =========  =========
Average loans, net
   of unearned income                   $1,019,338   $925,522   $817,262   $767,755   $707,898
                                        ==========   =========  =========  =========  =========
Net charge-offs
  to average loans, net of
   unearned income                            0.26%      0.13%      0.03%      0.07%      0.53%
                                        ==========   =========  =========  =========  =========


The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. The allowance for loan losses is increased by charges to operating earnings and reduced by charge-offs, net of recoveries. See "Provision for Loan Losses and Allowance for Loan Losses" included on pages 5 and 6 of the Company's annual report to shareholders for the year ended December 31, 1999, incorporated herein by reference, for a discussion of factors affecting loan loss experience during 1999.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars In Thousands)

                               1999                  1998                  1997                  1996                  1995
                       --------------------- --------------------- --------------------- --------------------- ---------------------
                                    % Of                  % Of                  % Of                  % Of                  % Of
                       Allocation  Loans In  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In
                           Of        Each        Of        Each        Of        Each        Of        Each        Of        Each
                        Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category
                        For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total
                         Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans
                       ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Commercial and
 financial.............   $4,973      47.56%    $5,020      45.53%    $5,926      48.01%    $6,068      48.08%    $5,022      46.11%
Real estate -
 construction
 and development.......      486       7.06%       588       7.70%     1,343       7.35%     1,576       6.93%     2,932       8.20%
Real estate -
 residential mortgages.      328      30.22%       715      33.47%       654      36.93%       498      36.65%       437      37.95%
Consumer...............      966       5.45%     1,123       6.24%     1,286       7.24%     1,025       8.34%       927       7.74%
Indirect automobile....    3,101       9.71%     1,564       7.06%        --       0.47% ----       ----       ----       ----
                       ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                          $9,854     100.00%    $9,010     100.00%    $9,209     100.00%    $9,167     100.00%    $9,318     100.00%
                       ========== ========== ========== ========== ========== ========== ========== ========== ========== ==========


As a result of the increased volume and risks associated with the indirect loan concentration,  the allowance for loan losses allocated to indirect automobile loans increased $1.5 million to $3.1 million at December 31, 1999.

MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 AND OVER
DECEMBER 31, 1999
(In Thousands)
                                                  Certificates
                                                  Of Deposit    Other       Total
                                                  ----------  ----------  ----------
Three months or less..............................  $40,469     $23,857     $64,326
Over three through six months.....................   17,255   -              17,255
Over six through twelve months....................   26,007   -              26,007
Over twelve months................................   22,857   -              22,857
                                                  ----------  ----------  ----------
                                                   $106,588     $23,857    $130,445
                                                  ==========  ==========  ==========

RETURN ON EQUITY AND ASSETS

Selected ratios for the years 1999, 1998 and 1997 are included on the inside front cover of the Company's annual report to shareholders for the year ended December 31, 1999 and are incorporated herein by reference.




FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Dollars In Thousands)

Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions. The detail of these short-term borrowings for the years 1999, 1998 and 1997 follows:

                                                      1999        1998        1997
                                                  ----------  ----------  ----------
 Federal funds purchased:
  Balance at year end.............................  $42,390     $12,090   $     --
  Average during the year.........................   36,515       8,534       1,595
  Maximum amount outstanding at any month end.....   43,845      27,735       4,050
  Weighted average rate during the year...........     5.11%       5.20%       5.35%
  Weighted average rate on December 31............     5.01%       5.36%        --


                                                      1999        1998        1997
                                                  ----------  ----------  ----------
 Securities sold under agreements to repurchase:
  Balance at year end............................. $319,368    $276,454    $284,500
  Average during the year.........................  267,805     246,585     257,149
  Maximum amount outstanding at any month end.....  325,404     330,308     346,635
  Weighted average rate during the year...........     4.60%       4.99%       5.08%
  Weighted average rate on December 31............     4.50%       4.48%       5.33%


ITEM 2. PROPERTIES

The Bank maintains a main office, warehouse, operations center and 28 branches in Jefferson County, Kentucky. The Bank owns 21 branch offices, leases 4 branch offices, its operations center and the main office, and owns the buildings but leases the land with regard to 3 branches. The Bank also operates 39 automated teller machines, at various locations in its traditional customer base of Jefferson County, Kentucky. The Savings Bank owns its main office facility and its branch location and operates two automatic teller machines in Oldham County, Kentucky. See footnote G to the consolidated financial statements on page 32 of the Company's annual report to shareholders for the year ended December 31, 1999, which is incorporated herein by reference, for additional information on premises, equipment and lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

The information in footnote O to the Company's consolidated financial statements included on page 40 of the Company's annual report to shareholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names and ages as of December 31, 1999, of the Company's executive officers, positions held, and the year from which held. The Company's executive officers are elected annually by the Board of Directors and each, except Bertram W. Klein and Paul E. Henry, is employed pursuant to an employment agreement.

                                                             Year From
Name                  Age       Position Held                Which Held

Bertram W. Klein       69     Chairman of the Board of           1985
                              the Company and the Bank.
                              Member of the Bank Executive
                              Committee.

R. K. Guillaume        56     Vice Chairman, Chief               1995
                              Executive Officer and
                              Director of the Company
                              and the Bank. Member of
                              the Bank Executive Committee.

Orson Oliver           56     President and Director             1985
                              of the Company and the Bank.
                              Member of the Bank Executive
                              Committee.

David N. Klein         43     Chief Operating Officer,           1998
                              and Executive Vice President
                              of the Bank.  Member of the
                              Bank Executive Committee.
                              President of the Savings Bank.

Steven A. Small        46     Treasurer of the Company           1993
                              and Executive Vice President,
                              Chief Financial Officer and
                              member of the Executive
                              Committee of the Bank.

Paul E. Henry          64     Executive Vice President           1989
                              and member of the Executive
                              Committee of the Bank.

William J. Hornig      50     Executive Vice President           1995
                              and member of the Executive
                              Committee of the Bank.

Richard B. Klein       41     Executive Vice President           1991
                              and member of the Executive
                              Committee of the Bank.

Donald R. LaMar        49     Executive Vice President and       1995
                              member of Executive Committee
                              of the Bank and President of
                              Mid-America Gift Certificate
                              Company.

David C. Meece         46     Executive Vice President           1995
                              and member of Executive
                              Committee of the Bank.

Gail W. Pohn           61     Executive Vice President           1993
                              and member of the Executive
                              Committee of the Bank.

John T. Rippy          38     Executive Vice President           1999
                              and General Counsel, and
                              member of the Executive
                              Committee of the Bank.

Marlyn Y. Smith        63     Executive Vice President           1995
                              and member of Executive
                              Committee of the Bank.

Mr. David Klein, Executive Vice President of the Bank since 1991, was named Chief Operating Officer and Executive Vice President of the Bank in 1998.

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

Mr. Rippy joined the Company's subsidiary bank in April 1994 as Senior Vice President, Legal. In October 1998, Mr. Rippy was appointed General Counsel and in April 1999, Mr. Rippy was elected to his current position.

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


                         PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

The information captioned "Market for MidAmerica Bancorp's Stock and Related Security Holder Matters" included on page 21 of the Company's annual report to shareholders for the year ended
December 31, 1999, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information captioned "Summary of Financial Data" included on page 19 of the Company's annual report to shareholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 4 through 15 of the Company's annual report to shareholders for the year ended
December 31, 1999, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

The information captioned "Interest Rate Sensitivity Management
(Market Risk)" included on pages 11 and 12 of the Company's annual report to shareholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and report of independent auditors included on pages 22 through 46 in the Company's annual report to shareholders for the year ended December 31, 1999, are incorporated herein by reference:

     Independent Auditors' Report
     Consolidated balance sheets - December 31, 1999 and 1998
     Consolidated statements of income -
          years ended December 31 1999, 1998 and 1997
     Consolidated statements of changes in shareholders' equity -
          years ended December 31, 1999, 1998 and 1997
     Consolidated statements of comprehensive income -
          years ended December 31, 1999, 1998 and 1997
     Consolidated statements of cash flows -
          years ended December 31, 1999, 1998 and 1997
     Notes to consolidated financial statements

The information captioned "Quarterly Financial Data" included on page 20 of the Company's annual report to shareholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information appearing under the heading "EXECUTIVE OFFICERS OF REGISTRANT" appearing in Part I of this Form 10-K and the information appearing under the headings "PROPOSAL 1 - ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders to be held April 25, 2000, are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the headings "PROPOSAL 1 -
ELECTION OF DIRECTORS -  INFORMATION CONCERNING THE BOARD OF
DIRECTORS" and "EXECUTIVE COMPENSATION" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders to be held April
25, 2000, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information appearing under the headings "PRINCIPAL
SHAREHOLDERS" and "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders to be held April
25, 2000, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "OTHER TRANSACTIONS" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders to be held April 25, 2000, is incorporated herein by reference.




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

          a-3     Exhibits

                  The exhibits filed as part of this report on Form 10-K are listed on the Exhibit Index appearing on pages 25 through 27 of this annual report on Form 10-K, which are incorporated herein by reference.

          b       Reports on Form 8-K

                  There were no reports filed on Form 8-K during the fourth quarter of 1999.





                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MID-AMERICA BANCORP


March 27, 2000        BY:  /s/ Bertram W. Klein
                           Bertram W. Klein
                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Bertram W. Klein            Chairman of the Board     March 27, 2000
Bertram W. Klein

/s/ R.K. Guillaume              Chief Executive Officer   March 27, 2000
R.K. Guillaume                  and Director

/s/ Orson Oliver                President and Director    March 27, 2000
Orson Oliver

/s/ Steven A. Small             Treasurer                 March 27, 2000
Steven A. Small                 (Principal Accounting
                                Officer)

/s/ Leslie D. Aberson           Director                  March 27, 2000
Leslie D. Aberson

/s/ Robert P. Adelberg          Director                  March 27, 2000
Robert P. Adelberg

/s/ William C. Ballard, Jr.     Director                  March 27, 2000
William C. Ballard, Jr.

/s/ James E. Cain               Director                  March 27, 2000
James E. Cain

/s/ Martha Layne Collins        Director                  March 27, 2000
Martha Layne Collins

/s/ Wendell H. Ford             Director                  March 27, 2000
Wendell H. Ford

/s/ David Jones, Jr.            Director                  March 27, 2000
David Jones, Jr.

/s/ Peggy Ann Markstein         Director                  March 27, 2000
Peggy Ann Markstein

/s/ Donald G. McClinton         Director                  March 27, 2000
Donald G. McClinton

/s/ Jerome J. Pakenham          Director                  March 27, 2000
Jerome J. Pakenham

/s/ John S. Palmore             Director                  March 27, 2000
John S. Palmore

/s/ Woodford R. Porter, Sr.     Director                  March 27, 2000
Woodford R. Porter, Sr.

/s/ Benjamin K. Richmond        Director                  March 27, 2000
Benjamin K. Richmond

/s/ Bruce J. Roth               Director                  March 27, 2000
Bruce J. Roth

/s/ Raymond L. Sales            Director                  March 27, 2000
Raymond L. Sales

/s/ Victor A. Staffieri         Director                  March 27, 2000
Victor A. Staffieri

/s/ Henry C. Wagner             Director                  March 27, 2000
Henry C. Wagner


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          ______________



                             EXHIBITS

                            filed with


                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 1999

                  Commission file number 1-10602


                         ________________


                        MIDAMERICA BANCORP



                        INDEX TO EXHIBITS


3(a)    Restated Articles of Incorporation of MidAmerica
        Bancorp filed with the Secretary of State of Kentucky on May 4, 1989; as amended by Articles of Amendment filed with the Secretary of State of Kentucky on April 19, 1993, March 13, 1995, March 5, 1998 and
        January 11, 1999 are incorporated by reference to Exhibit
        (3a)to the Company's annual report on Form 10-K for the year ended December 31, 1998.

  (b) By-Laws of MidAmerica Bancorp are incorporated by reference to Exhibit 3(b) to the Company's annual report on Form 10-K for the year ended December 31, 1995.

     4. Amended and Restated Articles of Incorporation, By-Laws, and Shareholder Rights Agreement, dated February 23, 1998, between MidAmerica
        Bancorp and Mid-America Bank of Louisville and
        Trust Company are incorporated by reference to
        Exhibit 3 (a) to the Company's annual report on Form 10-K for the year ended December 31, 1998, Exhibit
        3 (b) to the Company's annual report on Form 10-K for the year ended December 31, 1995, and Exhibit
        4 to the Company's report on Form 8-K dated
        February 23, 1998, respectively.

   10.  Material Contracts

10.(a)  MidAmerica Bancorp Non-Employee Directors
        Deferred Compensation Plan.(*)

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

10.(d) Employment Agreement between the Company and David N. Klein incorporated by reference to Exhibit 10 (d) of the Company's annual report of Form 10-K for the year ended December
        31, 1995.(*)

10.(e) Employment Agreement between the Company and Richard B. Klein incorporated by reference to Exhibit 10 (e) of the Company's annual report of Form 10-K for the year ended December 31, 1995.(*)

10.(f) Employment Agreement between the Company and John T. Rippy incorporated by reference to Exhibit 10 (a) of the Company's quarterly report on Form 10-Q for the quarter ended September
        30, 1999.(*)

10.(g) Employment Agreement between the Company and Gail Pohn incorporated by reference to Exhibit 10 (g) of the Company's annual report on Form 10-K for the year ended December
        31, 1995.(*)

10.(h) Employment Agreement between the Company and Steven Small incorporated by reference to Exhibit 10 (b) of the Company's quarterly report on Form 10-Q for the quarter ended
        September 30, 1999.(*)

10.(i)  Amended and Restated MidAmerica Bancorp
        Incentive Stock Option Plan is incorporated herein by reference to Post-Effective Amendment
        Number 1 to Form S-8 Registration Statement No.
        2-92270.(*)

10.(j)  MidAmerica Bancorp 1991 Incentive Stock Option
        Plan is incorporated by reference to Exhibit
        28 to Registration Statement No. 33-42989(*)

10.(k)  MidAmerica Bancorp 1996 Management Incentive
        Compensation Plan incorporated by reference to
        Exhibit 10 (l) of the Company's annual report on Form 10-K for the year ended December 31, 1996.(*)

10.(l)  Employment Agreement between the Company and
        William J. Hornig incorporated by reference to
        Exhibit 10 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998.(*)

10.(m)  1995 Incentive Stock Option plan of MidAmerica
        Bancorp incorporated by reference to Exhibit 10(m) of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995.(*)

10.(n) Employment Agreement between the Company and Donald L. LaMar incorporated by reference to Exhibit 10 (a) of the Company's quarterly report on Form 10-Q for the quarter ended
        June 30,1999.(*)

10.(o) Employment Agreement between the Company and David C. Meece incorporated by reference to Exhibit 10 (b) of the Company's quarterly report on Form 10-Q for the quarter ended
        June 30,1999.(*)

10.(p) Employment Agreement between the Company and Marlyn Y. Smith incorporated by reference to Exhibit 10 (c) of the Company's quarterly report on Form 10-Q for the quarter ended
        June 30, 1999.(*)

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 of this report.

11.     Statement re Computation of per share earnings.

13. Selected portions of the annual report to shareholders for the year ended December 31, 1999.

21.     Subsidiaries of the Company.

23.     Consent of independent auditors.

27.     Financial Data Schedule.

99.     Additional Exhibits

        Form 11-K