Form 10-Q
period 2000-03-31
MID AMERICA BANCORP/KY/
filed 2000-05-11
CIK 711083

UNITED  STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,   D.C.  20549

                                  FORM 10-Q

       (X) QUARTERLY   REPORT   UNDER  SECTION  13 OR 15 (d) OF THE
                    SECURITIES   EXCHANGE   ACT  OF  1934

               For quarterly period ended March 31, 2000
                                     OR

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

                                  (continued)

                               MID-AMERICA BANCORP

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:
       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes     No
                   APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
       April 30, 2000:  10,678,195 shares of common stock, no par value




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

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of the Company are submitted herewith:

     Consolidated Balance Sheets - March 31, 2000 and December 31,
                1999
     Consolidated Statements of Income - three months ended March
                31, 2000 and 1999
     Consolidated Statements of Changes in Shareholders' Equity -
                three months ended March 31, 2000 and 1999
     Consolidated Statements of Comprehensive Income - three months ended March 31, 2000 and 1999
     Consolidated Statements of Cash Flows - three months ended
                March 31, 2000 and 1999
     Notes to Consolidated Financial Statements


CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

                                                      March 31     December 31
                                                    -----------    -----------
                                                        2000           1999
ASSETS                                              -----------    -----------
Cash and due from banks                                $37,219        $41,478
Federal funds sold                                       6,500             --
Securities purchased under agreements to resell         15,000             --
Securities available for sale, amortized cost
  of $473,809 (2000) and $588,427 (1999)               471,915        586,523
Securities held to maturity, market value
  of $2,613 (2000) and $4,001 (1999)                     2,634          4,018
Loans, net of unearned income                        1,054,841      1,063,949
Allowance for loan losses                               (9,876)        (9,854)
                                                    -----------    -----------
  Loans, net                                         1,044,965      1,054,095
Premises and equipment                                  21,282         21,822
Other assets                                            37,919         36,770
                                                    -----------    -----------
    TOTAL ASSETS                                    $1,637,434     $1,744,706
                                                    ===========    ===========


LIABILITIES
Deposits:
  Non-interest bearing                                $155,645       $156,720
  Interest bearing                                     857,530        841,179
                                                    -----------    -----------
    Total deposits                                   1,013,175        997,899

Securities sold under agreements to repurchase         261,502        319,368
Federal funds purchased                                 38,660         42,390
Advances from the Federal Home Loan Bank                66,711         68,389
Gift certificates outstanding                           62,022        123,354
Accrued expenses and other liabilities                  12,484         14,758
                                                    -----------    -----------
    TOTAL LIABILITIES                                1,454,554      1,566,158

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                  --             --
Common stock, no par value, stated value $2.77 per
  share; authorized - 15,000,000 shares; issued
  and outstanding - 10,678,045 shares (2000);
  10,642,873 shares (1999)                              29,613         29,515
Additional paid-in capital                             133,401        133,038
Retained earnings                                       21,183         17,233
Accumulated other comprehensive income (loss)           (1,317)        (1,238)
                                                    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                         182,880        178,548
                                                    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,637,434     $1,744,706
                                                    ===========    ===========

See notes to unaudited consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts
Unaudited

                                           Three months
                                          ended March 31
                                        ------------------
                                          2000      1999
                                        --------  --------
INTEREST INCOME:
Interest and fees on loans              $23,585   $22,202
Interest and dividends on:
  Taxable securities                      6,796     3,294
  Tax-exempt securities                     746       716
Interest on federal funds sold               47        39
Interest on securities purchased under
  agreements to resell                      385     1,990
                                        --------  --------
    Total interest income                31,559    28,241
                                        --------  --------
INTEREST EXPENSE:
Interest on deposits                      9,128     8,105
Interest on federal funds purchased
  and securities sold under
  agreements to repurchase                4,449     3,664
Interest on Federal Home
  Loan Bank advances                      1,008     1,118
                                        --------  --------
    Total interest expense               14,585    12,887
                                        --------  --------
Net interest income before
  provision for loan losses              16,974    15,354
Provision for loan losses                   575       281
                                        --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              16,399    15,073
                                        --------  --------
NON-INTEREST INCOME:
Income from trust department                820       665
Service charges on deposit accounts       1,573     1,404
Gift certificate fees                       556       328
Securities gains                             --        13
Other                                     1,458     2,335
                                        --------  --------
    Total non-interest income             4,407     4,745
                                        --------  --------
OTHER OPERATING EXPENSES:
Salaries and employee benefits            6,961     6,969
Occupancy expense                           865       793
Furniture and equipment expenses          1,137     1,164
Other                                     2,814     2,907
                                        --------  --------
    Total other operating expenses       11,777    11,833
                                        --------  --------
Income before income taxes                9,029     7,985
Income tax expense                        2,611     2,367
                                        --------  --------
NET INCOME                               $6,418    $5,618
                                        ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                  10,670    10,578
  Diluted                                10,813    10,745

NET INCOME PER COMMON SHARE
  Basic                                   $0.60     $0.53
  Diluted                                  0.59      0.52

See notes to unaudited consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In thousands, except per share amounts
Unaudited

                                                Three months
                                               ended March 31
                                          ----------------------
                                             2000        1999
                                          ----------  ----------
Balance, January 1                         $178,548    $167,436
Net income                                    6,418       5,618
Other comprehensive income
  (loss), net of tax                            (79)         87
Cash dividends - $.23 (2000)
  and $.2135 (1999)                          (2,468)     (2,259)
Stock options exercised, including
  related tax benefits                          461         894
                                          ----------  ----------
Balance, March 31                          $182,880    $171,776
                                          ==========  ==========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited

                                                Three months
                                               ended March 31
                                          ----------------------
                                             2000        1999
                                          ----------  ----------
Net Income                                   $6,418      $5,618

Other comprehensive income (loss), net of tax:
 Unrealized gains on securities
  available for sale:
   Unrealized holding gains
      arising during the period                   7          96
   Less reclassification adjustment for
      gains included in net income              --           (9)
                                          ----------  ----------
                                                  7          87
 Pension liability adjustment                   (86)        --
                                          ----------  ----------
Other comprehensive income (loss)               (79)         87
                                          ----------  ----------
COMPREHENSIVE INCOME                         $6,339      $5,705
                                          ==========  ==========

See notes to unaudited consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited

                                                               Three months
                                                              ended March 31
                                                          ----------------------
                                                             2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:                     ----------  ----------
Net income                                                   $6,418      $5,618
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, amortization and accretion, net              (362)      1,466
    Provision for loan losses                                   575         281
    Federal Home Loan Bank stock dividend                      (310)       (286)
    Gains on sales of securities                                  0         (13)
    Gains on sales of real estate                              (285)       (841)
    Deferred taxes                                              922         372
  Increase in interest receivable                              (462)       (998)
  Decrease (increase) in other assets                        (1,099)        800
  Increase (decrease) in accrued expenses and other liabil   (3,244)      1,002
                                                          ----------  ----------
Net cash provided by operating activities                     2,153       7,401
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale               (834,532)   (166,017)
  Proceeds from maturities of
   securities available for sale                            950,616     221,648
  Proceeds from sales of securities available for sale            0       5,013
  Purchases of securities held to maturity                     (924)          0
  Proceeds from maturities of securities held to maturity     2,300      80,000
  Increase in loans                                           8,555      10,226
  Proceeds from sales of other real estate                      422       1,756
  Payments for purchases of premises and equipment             (388)       (635)
  Proceeds from sales of premises and equipment                 418          29
                                                          ----------  ----------
Net cash provided by investing activities                   126,467     152,020
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                        15,276     (29,143)
  Net increase (decrease) in securities sold
   under agreements to repurchase                           (57,866)     48,392
  Net increase (decrease) in federal funds purchased         (3,730)      5,150
  Advances from the Federal Home Loan Bank                        0      15,000
  Repayment of advances from the Federal Home Loan Bank      (1,678)    (16,053)
  Decrease in gift certificates outstanding                 (61,332)    (48,781)
  Stock options exercised                                       419         792
  Dividends paid                                             (2,468)     (2,259)
                                                          ----------  ----------
Net cash used in financing activities                      (111,379)    (26,902)
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents         17,241     132,519
Cash and cash equivalents at January 1                       41,478      74,644
                                                          ----------  ----------
Cash and cash equivalents at March 31                       $58,719    $207,163
                                                          ==========  ==========

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.The accounting and reporting policies of MidAmerica Bancorp and its subsidiaries (the Company) conform with generally accepted accounting principles and general practices within the banking industry. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For more information, refer to the Summary of Significant Accounting Policies footnote which appears in the Company's 1999 Annual Report and Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

2.The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three months ended March 31:

  In thousands, except per share amounts
                                                                     Three months ended
                                                                           March 31
                                                                 ------------------------
                                                                     2000         1999
                                                                 -----------  -----------
  Net income, basic and diluted                                      $6,418       $5,618
                                                                 ===========  ===========

  Average shares outstanding                                         10,670       10,578
  Effect of dilutive securities                                         143          167
  Average shares outstanding including                           -----------  -----------
     dilutive securities                                             10,813       10,745
                                                                 ===========  ===========
  Net income per share, basic                                         $0.60        $0.53
                                                                 ===========  ===========
  Net income per share, diluted                                       $0.59        $0.52
                                                                 ===========  ===========

  Appropriate share and per share information in the consolidated financial statements has been adjusted for the 3% stock dividend of November 1999.

3.The amortized cost and market value of securities available for sale are summarized as follows:

                                              March 31, 2000         December 31, 1999
                                       ------------------------  ------------------------
  In thousands                          Amortized     Market      Amortized     Market
                                          Cost         Value        Cost         Value
                                       -----------  -----------  -----------  -----------
  U.S. Treasury and
    U.S. government agencies             $192,742     $192,355     $317,316     $317,106
  Collateralized mortgage obligations     192,933      190,682      184,896      182,730
  States and political subdivisions        52,687       53,431       52,448       52,918
  Corporate obligations                    14,480       14,480       13,110       13,112
  Equity securities                        20,967       20,967       20,657       20,657
                                       -----------  -----------  -----------  -----------
                                         $473,809     $471,915     $588,427     $586,523
                                       ===========  ===========  ===========  ===========

  The amortized cost and market value of securities held to maturity are summarized as follows:

                                              March 31, 2000         December 31, 1999
                                       ------------------------  ------------------------
  In thousands                          Amortized     Market      Amortized     Market
                                          Cost         Value        Cost         Value
                                       -----------  -----------  -----------  -----------
  U.S. Treasury and
    U.S. government agencies               $2,634       $2,613       $4,018       $4,001
                                       ===========  ===========  ===========  ===========

4.Activity in the allowance for loan losses for the three months ended March 31, 2000 and year ended December 31, 1999 follows:

                                         March 31,               December 31,
  In thousands                             2000                      1999
                                       -----------               -----------
  Balance, January 1                       $9,854                    $9,010

  Loans charged-off                          (615)                   (3,030)
  Recoveries                                   62                       423
                                       -----------               -----------
  Net loans charged-off                     ($553)                  ($2,607)
  Provision for loan losses                   575                     3,451
                                       -----------               -----------
  Balance, end of period                   $9,876                    $9,854
                                       ===========               ===========


5.Significant components of other non-interest income and other operating expenses are set forth below:


                                                                     Three months ended
  In thousands                                                             March 31
                                                                 ------------------------
                                                                     2000         1999
                                                                 -----------  -----------
  Other non-interest income:
     Gains on sales of real estate                                     $285         $841
     Money order processing fees                                       --            180
     Other                                                            1,173        1,314
                                                                 -----------  -----------
                                                                     $1,458       $2,335
                                                                 ===========  ===========


                                                                     Three months ended
  In thousands                                                             March 31
                                                                 ------------------------
                                                                     2000         1999
                                                                 -----------  -----------
  Other operating expenses:
     Advertising and marketing                                         $288         $331
     Operating supplies                                                 318          358
     Legal and professional fees                                        347          458
     Taxes, other than income taxes                                     417          358
     Other                                                            1,444        1,402
                                                                 -----------  -----------
                                                                     $2,814       $2,907
                                                                 ===========  ===========

6.Selected financial information by business segment for March 31, 2000 and 1999 follows:

                                                                     Three months ended
                                                                           March 31
  In thousands                                                   ------------------------
                                                                     2000         1999
                                                                 -----------  -----------
  Net interest income
     Banking                                                        $15,587      $14,403
     Gift certificate subsidiary                                      1,216          750
     Other                                                              172          202
     Eliminations                                                        (1)          (1)
                                                                 -----------  -----------
        Total                                                       $16,974      $15,354
                                                                 ===========  ===========

  Non-interest income
     Banking                                                         $3,844       $4,198
     Gift certificate subsidiary                                        549          338
     Other (a)                                                        1,872        2,251
     Eliminations (a)                                                (1,858)      (2,042)
                                                                 -----------  -----------
        Total                                                        $4,407       $4,745
                                                                 ===========  ===========

  Net income
     Banking                                                         $5,455       $4,952
     Gift certificate subsidiary                                        821          412
     Other                                                              143          255
     Eliminations                                                        (1)          (1)
                                                                 -----------  -----------
        Total                                                        $6,418       $5,618
                                                                 ===========  ===========

  Assets as of March 31
     Banking                                                     $1,561,558   $1,567,942
     Gift certificate subsidiary                                     70,735       53,011
     Other                                                           12,542       22,498
     Eliminations                                                    (7,401)     (68,463)
                                                                 -----------  -----------
        Total                                                    $1,637,434   $1,574,988
                                                                 ===========  ===========

  (a) Data processing revenues, for services provided to the banking segment and certain other operating areas by the data processing subsidiary, are eliminated in the consolidated statement of income.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for the Company for the three months ended March 31, 2000, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at March 31, 2000 as compared to December 31, 1999. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

     Net income for the quarter ended March 31, 2000 was $6.418 million or $0.59 per share on a diluted basis compared to $5.618 million or $0.52 per share on a diluted basis for the same period
last year.   Net income for the quarter ended March 31, 2000, when
compared to the same period in 1999, increased 14.2% and diluted net income per share increased 13.5%. Excluding real estate sales gains in each quarter, net income in the first quarter of 2000 increased 23.1% over the first quarter of 1999.

     The increased operating performance is attributed primarily to the combination of the following factors:

          *An increase in net interest income on a tax equivalent
            basis of 10%
          *An increase in the core components of non-interest
            income of 5.6%
          *A decrease in other operating expenses of 0.5%

These factors are discussed in more detail below.

Net Interest Income

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The interest margin is tax equivalent net interest income divided by average earning assets. The following table summarizes the above for the three months ended March 31, 2000 and 1999.

Dollars in thousands                                 Three Months Ended
                                                          March 31
                                                ------------------------
                                                     2000         1999
                                                ----------   -----------
Total interest income                              $31,559      $28,241
Tax equivalent adjustment                              413          458
                                                  --------     --------
Tax equivalent interest income                      31,972       28,699
Total interest expense                              14,585       12,887
                                                  --------     --------
Tax equivalent net interest income                 $17,387      $15,812
                                                  ========     ========
Average rate on earning assets                        8.13%        7.79%
Average rate on interest bearing liabilities          4.69%        4.37%
Net interest spread, annualized                       3.44%        3.42%
Net interest margin, annualized                       4.42%        4.29%
Average earning assets                          $1,576,397   $1,495,373
Average interest bearing liabilities            $1,249,991   $1,195,416


     Tax equivalent net interest income increased $1.575 million or approximately 10% for the three months ended March 31, 2000, compared to the first quarter in 1999. The increased net interest income is attributed primarily to increased earning asset volume between these periods. Increased interest rates did not have a significant impact on the change in net interest income between these quarters. Average earning assets increased $81 million or 5.4% in the first quarter of 2000 compared to the first quarter of 1999, with 32% of this increase supported by increases in non-interest bearing sources of funds. The net interest margin increased 13 basis points during the first quarter of 2000 compared to the first quarter in 1999, and was favorably impacted by the increase in non-interest bearing sources of funds. The net interest spread increased 2 basis points as the average rate on earning assets increased 34 basis points while the costs of interest bearing liabilities increased 32 basis points. The average prime rate in the first quarter of 2000 was 8.68%, an increase of 93 basis points from the first quarter of 1999.

Allowance for Loan Losses and Provision for Loan Losses

     The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of each segment of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. Based on this process, the allowance for loan losses was considered adequate at March 31, 2000.

     The allowance for loan losses was $9,876,000 on March 31, 2000, and was 0.94% of loans outstanding and 230% of non-performing loans. At December 31, 1999, the allowance for loan losses was $9,854,000 and was 0.93% of loans and 212% of non-performing loans.
 Net loans charged-off in the first quarter of 2000 were $553,000, compared to $230,000 in the first quarter of 1999. Loan charge-offs related to the Company's indirect automobile lending activities aggregated $516,000 in the first quarter of 2000, compared to $191,000 in the first quarter of 1999. The provision for loan losses in the first quarter of 2000 was $575,000, compared to $281,000 in the first quarter of 1999. The increase in the provision for loan losses related to the increased level of charged-offs loans. See Non-Performing Loans and Assets on page 15.

     An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars in thousands                            Three Months Ended
                                                     March 31
                                                -------------------
                                                   2000       1999
                                                 -------    -------
Balance at January 1                               $9,854    $9,010

Loans charged off                                   ($615)    ($275)
Recoveries                                            $62       $45
                                                 --------  --------
  Net loans charged off                             ($553)    ($230)
Provision for loan losses                            $575      $281
                                                 --------  --------
Balance March 31                                   $9,876    $9,061
                                                 ========  ========
Average loans, net of unearned income          $1,053,898  $997,027
Provision for loan losses to average loans           0.05%     0.03%
Allowance for loan losses to average loans           0.94%     0.91%
Allowance for loan losses to period-end loans        0.94%     0.91%


Non-interest Income and Other Operating  Expenses

The following table sets forth the major components of non-interest income and other operating expenses for the three months ended March 31, 2000 and 1999:


In thousands                             Three Months Ended
                                             March 31
                                         ------------------
                                            2000     1999
                                          -------  -------
Non-Interest Income:
  Income from trust department               $820     $665
  Service charges on deposit accounts       1,573    1,404
  Gift certificate fees                       556      328
  Securities gains                             --       13
  Gains on sales of real estate               285      841
  Money order processing fees                  --      180
  Other                                     1,173    1,314
                                          -------  -------
Total non-interest income                  $4,407   $4,745
                                          =======  =======
Other Operating Expenses:
  Salaries and employee benefits           $6,961   $6,969
  Occupancy expenses                          865      793
  Furniture and equipment expenses          1,137    1,164
  Advertising and marketing                   288      331
  Operating supplies                          318      358
  Legal and professional fees                 347      458
  Taxes-Bank, property and other              417      358
  Other                                     1,444    1,402
                                          -------  -------
Total other operating expenses            $11,777  $11,833
                                          =======  =======


     Non-interest income in the first quarter of 2000 includes $285,000 of gains on real estate sales, primarily a gain on the sale of a former branch, while non-interest income in the first quarter of 1999 includes $841,000 of gains on other real estate sales. Excluding these gains, non-interest income in the first quarter of 2000 increased $218,000, or 5.6%, over the first quarter of 1999. Income from the Trust Department increased $155,000, or 23%, as a result of the increased level of assets under management since the first quarter of 1999. Deposit service charges increased $169,000, or 12%, primarily as a result of increased service charge rates and other changes in deposit account parameters implemented in the third quarter of 1999. Service charges on dormant gift certificates caused a $228,000 increase in gift certificate income over the first quarter of 1999. Processing fees for services provided to the purchaser of the former money order subsidiary, which were phased out in the third quarter of 1999, declined $180,000.

     Other operating expenses of $11.8 million decreased $56,000, or 0.5%. Salaries and benefits in the first quarter of 2000 were relatively unchanged from the first quarter of 1999. The impact of normal salary increases since the first quarter of 1999 was offset by lower staffing levels. Staffing levels averaged 578 full-time equivalent (FTE) employees in the first quarter of 2000, compared with 621 in the first quarter of 1999. The decrease in personnel levels is attributed to normal attrition and the Company expects staffing levels to return to approximately 600 FTE during next two quarters. A significant portion of the open positions are in the very competitive market for clerical and teller personnel. Equipment expenses declined $27,000, or 2%, in the first quarter of 2000 compared to the first quarter of 1999. Equipment expenses are expected to increase later in the year as several new initiatives, including internet banking, ATM upgrades and check imaging, are implemented. These projects are projected to increase 2000 equipment expenses by approximately $200,000. Occupancy expenses increased $72,000, or 9%, in the first quarter of 2000 compared to the first quarter of 1999. Other operating expenses reflect reductions in legal and professional fees, advertising and marketing, and other real estate expenses of $111,000, $43,000 and $125,000, respectively.

Income Taxes

     The Company had income tax expense of $2,611,000 for the first quarter of 2000 compared to $2,367,000 for the same period in 1999, which yielded effective tax rates of 28.9% for 2000 and 29.6% for 1999.

FINANCIAL CONDITION

     Average assets were $1.655 billion for the first quarter of 2000, an increase of $77 million or 4.9% compared to the last quarter of 1999. Actual total assets decreased approximately $107 million from December 31, 1999 to March 31, 2000. The decline in actual assets from December 31, 1999, is not unusual considering the seasonally high gift certificates outstanding and securities sold under agreements to repurchase at year-end. Included in the increase in average earning assets are increases in average loans of $5 million , and increases in average securities of $73 million.
 The average earning asset growth was funded by an $16 million increase in average deposit balances, a $17 million increase in average gift certificates outstanding and a $47 million increase in average customer repurchase agreements and federal funds purchased.


Nonperforming Loans and Assets

A summary of non-performing loans and assets follows:

Dollars in thousands                       March 31, 2000   December 31, 1999

Loans accounted for on a non-
   accrual basis                               $1,602                $1,551
Restructured loans                                773                   811
Loans contractually past due
   ninety days or more as to
   interest or principal payments               1,915                 2,290
                                              -------               -------
Total non-performing loans                      4,290                 4,652
Other real estate held for sale                 9,482                 9,782
                                              -------               -------
Total non-performing assets                   $13,772               $14,434
                                              =======               =======

Non-performing loans to total loans             0.41%                 0.44%
Non-performing assets to total assets           0.84%                 0.83%
Allowance for loan losses to non-
   performing loans                              230%                  212%


     Loans classified as impaired at March 31, 2000, aggregated $4.4 million and included $2.1 million of indirect automobile loans past due 45 days or more and all non-accrual and restructured loans. At December 31, 1999, impaired loans aggregated $5.0 million and included $2.6 million of past due indirect automobile loans.

     As of March 31, 2000 and December 31, 1999, the Company had $12.0 million and $16.7 million, respectively, of loans which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.

     Management continually monitors lending and underwriting activity and adjusts lending policies to respond to changes in market conditions and risks. Recent policy revisions related to indirect automobile lending, combined with changes in market conditions, resulted in reduced indirect origination activity during the first quarter of 2000. Since December 31, 1999, indirect automobile loans have declined from $103 million to $99 million.

     The Company considers the level of nonperforming loans in its evaluation of the adequacy of the allowance for loan losses. See
Allowance for Loan Losses and Provision for Loan Losses on page 12.

     Other real estate aggregated $9.5 million at March 31, 2000 and was principally comprised of properties acquired in settlement of real estate development loans in 1996, and a completed condominium project acquired in settlement of loans in November 1997. The carrying value of real estate development property has been substantially reduced through sales from an original carrying value of $15.2 million in 1996 to $1.7 million at March 31, 2000.
 The Company has 15 acres of commercial property remaining. The Company has contracts for additional property sales that are expected to further reduce carrying value in the second quarter of 2000 by approximately $200,000. The condominium project, which had 35 unsold units at the time of acquisition, now involves 30 completed and readily marketable units and 7.5 acres of adjacent developed land. This riverfront development had a carrying value of $7.4 million on March 31, 2000. Sales efforts, under a new listing agreement entered into during the first quarter of 2000, are expected to intensify during the second and third quarter of 2000.


LIQUIDITY

     Liquidity represents the Company's ability to generate cash or otherwise obtain funds at a reasonable price to satisfy commitments to borrowers as well as demands of depositors. The loan and securities portfolios are managed to provide liquidity through maturity or payments related to such assets.

     The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of Bank of Louisville.
 There were no dividends paid by the Bank to the Company during that first quarter of 2000.

CAPITAL   RESOURCES

     At March 31, 2000, shareholders' equity totaled $182.9 million, an increase of $4.3 million since December 31, 1999. Net income of $6.4 million after cash dividends of $2.5 million provided $3.9 million of the increase. Proceeds and tax benefits from stock options exercised added $461,000 to shareholders' equity in the first quarter of 2000.

     The Company's capital ratios exceed minimum regulatory requirements and are as follows:


                                 Company    Company
                                 March 31,  December 31, Minimum
                                   2000       1999       Required
                                 --------   --------     --------
Leverage Ratio                       11.3%      11.5%     4.00%
Tier I risk based capital ratio      15.1%      14.4%     4.00%
Total risk based capital ratio       15.9%      15.2%     8.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's March 31, 2000 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates an increasing exposure to lower interest rates since December 31, 1999, which, in part, is attributed to matured or maturing interest rate swap contracts. The table below illustrates the simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from March 31, 2000 levels, and remained constant at those levels thereafter. Management continually evaluates this data and could make adjustments to the asset and liability structure and/or pricing policies in the future to minimize the actual impact of rate changes.


                                                    Movement in interest
                                               rates from March 31, 2000 rates

                                                Increase           Decrease
                                           +50bp    +100bp     -50bp    -100bp
Net interest income decrease (in1000's)  $(1,101)  $(1,016)  $(1,821)  $(2,126)
Net income per share decrease            $( 0.07)  $( 0.06)  $( 0.11)  $( 0.13)


Forward Looking Statements

     The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The use of words such as "believes", "estimates", "plans", "expects" and similar expressions is intended to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that could cause results to differ materially from those projected include, among others, customer concentration; cyclicality; fluctuation of interest rates; risk of business interruption; adequacy of the allowance for loan losses; valuation of other real estate; dependence on key personnel; and government regulation.



                       PART  II.  OTHER  INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        27      Financial Data Schedule

(b)     Reports on Form 8-K

        A report on Form 8-K was filed March 28, 2000 to report the Company's newly authorized stock repurchase program.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Mid-America Bancorp
                                         (Registrant)

Date:  May 11, 2000                     By:/s/ Steven Small
                                         Steven Small
                                         Treasurer

Date:  May 11, 2000                     By:/s/ Rick Guillaume
                                         R.K. Guillaume
                                         Chief Executive Officer