Form 10-Q
period 2000-06-30
MID AMERICA BANCORP/KY/
filed 2000-08-11
CIK 711083

UNITED  STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,   D.C.  20549

                                  FORM 10-Q

       (X) QUARTERLY   REPORT   UNDER  SECTION  13 OR 15 (d) OF THE
                    SECURITIES   EXCHANGE   ACT  OF  1934

               For quarterly period ended June 30, 2000
                                     OR

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

                                  (continued)

                               MID-AMERICA BANCORP

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:
       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes     No
                   APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
       July 31, 2000:  10,683,119 shares of common stock, no par value




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

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of the Company are submitted herewith:

     Consolidated balance sheets - June 30, 2000 and December 31, 1999 Consolidated statements of income three and six months ended
          June 30, 2000 and 1999
     Consolidated statements of changes in shareholders' equity six months ended June 30, 2000 and 1999
     Consolidated statements of comprehensive income  three and six months ended June 30, 2000 and 1999
     Consolidated statements of cash flows - six months ended June
          30, 2000 and 1999
     Notes to consolidated financial statements


CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

                                                      June 30      December 31
                                                    -----------    -----------
                                                        2000           1999
ASSETS                                              -----------    -----------
Cash and due from banks                                $41,708        $41,478
Federal funds sold                                      22,475             --
Securities purchased under agreements to resell          5,000             --
Securities available for sale, amortized cost
  of $452,218 (2000) and $588,427 (1999)               450,436        586,523
Securities held to maturity, market value
  of $3,618 (2000) and $4,001 (1999)                     3,630          4,018
Loans, net of unearned income                        1,052,051      1,063,949
Allowance for loan losses                               (9,935)        (9,854)
                                                    -----------    -----------
  Loans, net                                         1,042,116      1,054,095
Premises and equipment                                  20,969         21,822
Other assets                                            37,054         36,770
                                                    -----------    -----------
    TOTAL ASSETS                                    $1,623,388     $1,744,706
                                                    ===========    ===========


LIABILITIES
Deposits:
  Non-interest bearing                                $173,207       $156,720
  Interest bearing                                     845,573        841,179
                                                    -----------    -----------
    Total deposits                                   1,018,780        997,899

Securities sold under agreements to repurchase         248,965        319,368
Federal funds purchased                                 33,590         42,390
Advances from the Federal Home Loan Bank                64,843         68,389
Gift certificates outstanding                           58,538        123,354
Accrued expenses and other liabilities                  11,366         14,758
                                                    -----------    -----------
    TOTAL LIABILITIES                                1,436,082      1,566,158

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                  --             --
Common stock, no par value, stated value $2.77 per
  share; authorized - 15,000,000 shares; issued
  and outstanding - 10,682,334 shares (2000);
  10,642,873 shares (1999)                              29,624         29,515
Additional paid-in capital                             133,440        133,038
Retained earnings                                       25,486         17,233
Accumulated other comprehensive loss                    (1,244)        (1,238)
                                                    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                         187,306        178,548
                                                    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,623,388     $1,744,706
                                                    ===========    ===========
See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts
Unaudited

                                          Three months ended  Six months ended
                                              June 30              June 30
                                        ------------------   ------------------
                                          2000      1999       2000      1999
                                        --------  --------   --------  --------
INTEREST INCOME:
Interest and fees on loans              $24,717   $22,608    $48,302   $44,810
Interest and dividends on:
  Taxable securities                      6,475     4,136     13,271     7,430
  Tax-exempt securities                     754       706      1,500     1,422
Interest on federal funds sold               51        70         98       109
Interest on securities purchased under
  agreements to resell                      423     1,435        808     3,425
                                        --------  --------   --------  --------
    Total interest income                32,420    28,955     63,979    57,196
                                        --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits                      9,541     8,240     18,669    16,345
Interest on federal funds purchased
  and securities sold under
  agreements to repurchase                4,402     3,609      8,851     7,273
Interest on Federal Home
  Loan Bank advances                        981     1,080      1,989     2,198
                                        --------  --------   --------  --------
    Total interest expense               14,924    12,929     29,509    25,816
                                        --------  --------   --------  --------
Net interest income before
  provision for loan losses              17,496    16,026     34,470    31,380
Provision for loan losses                   515     1,470      1,090     1,751
                                        --------  --------   --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              16,981    14,556     33,380    29,629
                                        --------  --------   --------  --------
NON-INTEREST INCOME:
Income from trust department                750       651      1,570     1,316
Service charges on deposit accounts       1,625     1,494      3,198     2,898
Gift certificate fees                       623       388      1,179       716
Securities gains (losses)                    (1)        2         (1)       15
Other                                     1,205     2,974      2,663     5,309
                                        --------  --------   --------  --------
    Total non-interest income             4,202     5,509      8,609    10,254
                                        --------  --------   --------  --------
OTHER OPERATING EXPENSES:
Salaries and employee benefits            7,046     7,068     14,007    14,037
Occupancy expense                           769       826      1,634     1,619
Furniture and equipment expenses          1,132     1,129      2,269     2,293
Other                                     2,664     2,710      5,478     5,617
                                        --------  --------   --------  --------
    Total other operating expenses       11,611    11,733     23,388    23,566
                                        --------  --------   --------  --------
Income before income taxes                9,572     8,332     18,601    16,317
Income tax expense                        2,813     2,640      5,424     5,007
                                        --------  --------   --------  --------
NET INCOME                               $6,759    $5,692    $13,177   $11,310
                                        ========  ========   ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                  10,680    10,624     10,675    10,602
  Diluted                                10,801    10,762     10,807    10,754

NET INCOME PER COMMON SHARE
  Basic                                   $0.63     $0.54      $1.23     $1.07
  Diluted                                  0.63      0.53       1.22      1.05

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In thousands, except per share amounts
Unaudited

                                                 Six months
                                               ended June 30
                                          ----------------------
                                             2000        1999
                                          ----------  ----------
Balance, January 1                         $178,548    $167,436
Net income                                   13,177      11,310
Other comprehensive income
  (loss), net of tax                             (6)     (1,459)
Cash dividends - $.46 (2000)
  and $.427 (1999)                           (4,925)     (4,528)
Stock options exercised, including
  related tax benefits                          512         906
                                          ----------  ----------
Balance, June 30                           $187,306    $173,665
                                          ==========  ==========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited

                                                Three months            Six months
                                               ended June 30           ended June 30
                                          ----------              ---------
                                             2000        1999        2000       1999
                                          ----------  ----------  ---------  ---------
Net Income                                   $6,759      $5,692    $13,177    $11,310

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities
  available for sale:
   Unrealized holding gains (losses)
      arising during the period                  72      (1,545)        79     (1,449)
   Less reclassification adjustment for
      (gains) losses included in net incom        1          (1)         1        (10)
                                          ----------  ----------  ---------  ---------
                                                 73      (1,546)        80     (1,459)
 Pension liability adjustment                   --          --         (86)       --
                                          ----------  ----------  ---------  ---------
Other comprehensive income (loss)                73      (1,546)        (6)    (1,459)
                                          ----------  ----------  ---------  ---------
COMPREHENSIVE INCOME                         $6,832      $4,146    $13,171     $9,851
                                          ==========  ==========  =========  =========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited

                                                                   Six months
                                                                  ended June 30
                                                          --------------------------
                                                               2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:                     ------------  ------------
Net income                                                    $13,177       $11,310
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, amortization and accretion, net                (284)        2,570
    Provision for loan losses                                   1,090         1,751
    Federal Home Loan Bank stock dividend                        (642)         (580)
    Loss (gain) on sales of securities                              1           (15)
    Gains on sales of real estate                                (442)       (1,000)
    Deferred taxes                                                604           635
  Increase in interest receivable                                (438)       (1,575)
  Decrease (increase) in other assets                            (545)        2,227
  Decrease in accrued expenses and other liabilities           (4,081)       (1,878)
                                                          ------------  ------------
Net cash provided by operating activities                       8,440        13,445
                                                          ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale               (1,227,916)     (545,147)
  Proceeds from maturities of
   securities available for sale                            1,356,549       486,460
  Proceeds from sales of securities available for sale         10,065         6,245
  Purchases of securities held to maturity                     (1,924)         --
  Proceeds from maturities of securities held to maturity       2,300        80,000
  Decrease (increase) in loans                                 10,889        (7,720)
  Proceeds from sales of other real estate                        886         2,747
  Payments for purchases of premises and equipment               (973)       (1,439)
  Proceeds from sales of premises and equipment                   530            39
                                                          ------------  ------------
Net cash provided by investing activities                     150,406        21,185
                                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                     20,881        25,819
  Net decrease in securities sold
   under agreements to repurchase                             (70,403)      (31,627)
  Net increase (decrease) in federal funds purchased           (8,800)          351
  Advances from the Federal Home Loan Bank                       --          15,000
  Repayment of advances from the Federal Home Loan Bank        (3,546)      (17,651)
  Decrease in gift certificates outstanding                   (64,816)      (51,595)
  Stock options exercised                                         468           805
  Dividends paid                                               (4,925)       (4,528)
                                                          ------------  ------------
Net cash used in financing activities                        (131,141)      (63,426)
                                                          ------------  ------------
Net increase (decrease) in cash and cash equivalents           27,705       (28,796)
Cash and cash equivalents at January 1                         41,478        74,644
                                                          ------------  ------------
Cash and cash equivalents at June 30                          $69,183       $45,848
                                                          ============  ============

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

2.The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three and six months ended June 30:

  In thousands, except per share amounts
                                           Three months ended          Six months ended
                                                 June 30                   June 30
                                       ------------------------  ------------------------
                                           2000         1999         2000         1999
                                       -----------  -----------  -----------  -----------
  Net income, basic and diluted            $6,759       $5,692      $13,177      $11,310
                                       ===========  ===========  ===========  ===========

  Average shares outstanding               10,680       10,624       10,675       10,602
  Effect of dilutive securities               121          138          132          152
  Average shares outstanding including -----------  -----------  -----------  -----------
     dilutive securities                   10,801       10,762       10,807       10,754
                                       ===========  ===========  ===========  ===========
  Net income per share, basic               $0.63        $0.54        $1.23        $1.07
                                       ===========  ===========  ===========  ===========
  Net income per share, diluted             $0.63        $0.53        $1.22        $1.05
                                       ===========  ===========  ===========  ===========

  Appropriate share and per share information in the consolidated financial statements has been adjusted for the 3% stock dividend declared in November 1999.

3.The amortized cost and market value of securities available for sale are summarized as follows:

                                               June 30, 2000         December 31, 1999
                                       ------------------------  ------------------------
  In thousands                          Amortized     Market      Amortized     Market
                                          Cost         Value        Cost         Value
                                       -----------  -----------  -----------  -----------
  U.S. Treasury and
    U.S. government agencies             $142,498     $142,284     $317,316     $317,106
  Collateralized mortgage obligations     202,330      199,986      184,896      182,730
  States and political subdivisions        53,957       54,733       52,448       52,918
  Corporate obligations                    32,135       32,135       13,110       13,112
  Equity securities                        21,298       21,298       20,657       20,657
                                       -----------  -----------  -----------  -----------
                                         $452,218     $450,436     $588,427     $586,523
                                       ===========  ===========  ===========  ===========

  The amortized cost and market value of securities held to maturity are summarized as follows:

                                               June 30, 2000         December 31, 1999
                                       ------------------------  ------------------------
  In thousands                          Amortized     Market      Amortized     Market
                                          Cost         Value        Cost         Value
                                       -----------  -----------  -----------  -----------
  U.S. Treasury and
    U.S. government agencies               $3,630       $3,618       $4,018       $4,001
                                       ===========  ===========  ===========  ===========

4.Activity in the allowance for loan losses for the six months ended June 30, 2000 and year ended December 31, 1999 follows:

                                         June 30,                December 31,
  In thousands                             2000                      1999
                                       -----------               -----------
  Balance, January 1                       $9,854                    $9,010

  Loans charged-off                        (1,138)                   (3,030)
  Recoveries                                  129                       423
                                       -----------               -----------
  Net loans charged-off                   ($1,009)                  ($2,607)
  Provision for loan losses                 1,090                     3,451
                                       -----------               -----------
  Balance, end of period                   $9,935                    $9,854
                                       ===========               ===========


5.Significant components of other non-interest income and other operating expenses are set forth below:


                                           Three months ended          Six months ended
  In thousands                                   June 30                   June 30
                                       ------------------------  ------------------------
                                           2000         1999         2000         1999
                                       -----------  -----------  -----------  -----------
  Other non-interest income:
     Gains on sales of real estate           $127         $159         $442       $1,000
     Settlement proceeds on money order
       processing contract termination       --          1,800         --         $1,800
     Money order processing fees             --            120         --            300
     Other                                  1,078          895        2,221        2,209
                                       -----------  -----------  -----------  -----------
                                           $1,205       $2,974       $2,663       $5,309
                                       ===========  ===========  ===========  ===========


                                           Three months ended          Six months ended
  In thousands                                   June 30                   June 30
                                       ------------------------  ------------------------
                                           2000         2000         2000         1999
                                       -----------  -----------  -----------  -----------
  Other operating expenses:
     Advertising and marketing               $252         $318         $540         $649
     Operating supplies                       320          339          638          697
     Legal and professional fees              356          421          703          879
     Taxes, other than income taxes           420          387          837          745
     Other                                  1,316        1,245        2,760        2,647
                                       -----------  -----------  -----------  -----------
                                           $2,664       $2,710       $5,478       $5,617
                                       ===========  ===========  ===========  ===========

6.Selected financial information by business segment for June 30, 2000 and 1999 follows:

                                           Three months ended          Six months ended
                                                 June 30                   June 30
  In thousands                         ------------------------  ------------------------
                                           2000         1999         2000         1999
                                       -----------  -----------  -----------  -----------
  Net interest income
     Banking                              $16,347      $15,245      $31,934      $29,648
     Gift certificate subsidiary            1,021          585        2,237        1,335
     Other                                    130          195          302          397
     Eliminations                              (2)           1           (3)        --
                                       -----------  -----------  -----------  -----------
        Total                             $17,496      $16,026      $34,470      $31,380
                                       ===========  ===========  ===========  ===========

  Non-interest income
     Banking                               $3,600       $3,169       $7,444       $7,367
     Gift certificate subsidiary              598          384        1,147          722
     Other (a)                              1,861        4,036        3,733        6,287
     Eliminations (a)                      (1,857)      (2,080)      (3,715)      (4,122)
                                       -----------  -----------  -----------  -----------
        Total                              $4,202       $5,509       $8,609      $10,254
                                       ===========  ===========  ===========  ===========

  Net income
     Banking                               $6,044       $4,015      $11,499       $8,967
     Gift certificate subsidiary              649          297        1,470          709
     Other                                     68        1,379          211        1,634
     Eliminations                              (2)           1           (3)        --
                                       -----------  -----------  -----------  -----------
        Total                              $6,759       $5,692      $13,177      $11,310
                                       ===========  ===========  ===========  ===========

  Assets as of June 30
     Banking                                                     $1,553,083   $1,533,907
     Gift certificate subsidiary                                     68,036       50,355
     Other                                                           11,543       16,297
     Eliminations                                                    (9,274)     (60,889)
                                                                 -----------  -----------
        Total                                                    $1,623,388   $1,539,670
                                                                 ===========  ===========

  (a) Data processing revenues, for services provided to the banking segment and certain other operating areas by the data processing subsidiary, are eliminated in the consolidated statement of income.

  (b) Other non-interest income in 1999 includes settlement proceeds related to the discontinuance of a processing agreement between the Company and the purchaser of the money order subsidiary.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for the Company for the three and six months ended June 30, 2000, and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at June 30, 2000 as compared to December 31, 1999. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

RESULTS OF OPERATION

     Net income for the three months ended June 30, 2000 was $6.759 million or $0.63 per share on a diluted basis compared to $5.692 million or $0.53 per share on a diluted basis for the three months ended June 30, 1999. Net income for the six months ended June 30, 2000 was $13.177 million or $1.22 per share on a diluted basis compared to $11.310 million or $1.05 per share on a diluted basis for the six months ended June 30, 1999.

     On a diluted per share basis, net income for the three months ended June 30, 2000, increased 18.9% compared to the three months ended June 30, 1999. For the six months ended June 30, 2000, diluted net income per share increased 16.2%, compared to the first six months of 1999. Excluding non-recurring revenue and gains in each period, discussed below, net income in the second quarter of 2000 increased 47.1% over the second quarter of 1999, and net income for the six months ended June 30, 2000, increased 34.1% compared to the first six months of 1999.

     Net income for the three and six month periods ended June 30, 2000, and 1999 includes non-recurring revenue and gains. In 2000, the Company recognized gains on sales of other real estate and three closed branch locations. Gains resulting from these transactions totaled $127,000 for the second quarter and $442,000 for the six month period. In the second quarter of 1999, the Company recognized as income the settlement proceeds of $1.8 million related to the discontinuance of a processing agreement between the Company and the purchaser of the former money order subsidiary. Gains on sales of other real estate in the second quarter and six month period in 1999 were $159,000 and $1,000,000, respectively.

     The table below reflects operating results excluding the previously discussed non-recurring items.



                                          Three Months                       Six Months
                                          Ended June 30                     Ended June 30
                                  ----------------------------      ----------------------------
                                   2000      1999      % Chg         2000      1999      % Chg
                                  --------  --------  --------      --------  --------  --------
Net income (in 1000s)               $6,759    $5,692      18.7%      $13,177   $11,310      16.5%
Non-recurring revenue and
  gains, net of taxes (in 1000s)       (83)   (1,154)                   (287)   (1,701)
                                  --------  --------                --------  --------
Net income excluding
  non-recurring revenue and
  gains (in 1000s)                  $6,676    $4,538      47.1%      $12,890    $9,609      34.1%
                                  ========  ========  ========      ========  ========  ========

Diluted net income per share         $0.63     $0.53      18.9%        $1.22     $1.05      16.2%
Non-recurring revenue and
   gains, net of taxes on a
   diluted per share basis           (0.01)    (0.11)                  (0.03)    (0.16)
                                  --------  --------                --------  --------
Diluted net income per share
  excluding non-recurring revenue
  and gains                          $0.62     $0.42      47.6%        $1.19     $0.89      33.7%
                                  ========  ========  ========      ========  ========  ========



     The Company had substantial improvement in operating net income (net income excluding non-recurring revenue and gains) for the three and six months ended June 30, 2000, compared to the same periods in 1999.

     The improved operating performance is attributed primarily to the following factors:


          *Increases in net interest income of 9.2% and 9.9% for
           the quarter and six month periods, respectively. *Increases in the core components of non-interest income of 14.8% and 9.6% for the quarter and the six month periods, respectively.
          *Decreases in other operating expenses of 1.0% and 0.8% for the quarter and six month periods, respectively.
          *Decreases in the provision for loan losses of $955,000 and $661,000 for the quarter and six month periods, respectively.

     These factors are discussed in more detail below.


NET INTEREST INCOME

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and six months ended June 30, 2000 and 1999.


Dollars in thousands                             Three Months Ended             Six Months Ended
                                                       June 30                      June 30
                                                ------------------------     ------------------------
                                                     2000         1999            2000         1999
                                                ----------   -----------     ----------   -----------
Total interest income                              $32,420      $28,955         $63,979      $57,196
Tax equivalent adjustment                              415          455             828          912
                                                  --------     --------        --------     --------
Tax equivalent interest income                      32,835       29,410          64,807       58,108
Total interest expense                              14,924       12,929          29,509       25,816
                                                  --------     --------        --------     --------
Tax equivalent net interest income                 $17,911      $16,481         $35,298      $32,292
                                                  ========     ========        ========     ========
Average rate on earning assets                        8.57%        7.87%           8.35%        7.83%
Average rate on interest bearing liabilities          4.92%        4.30%           4.81%        4.34%
Net interest spread, annualized                       3.65%        3.57%           3.54%        3.49%
Net interest margin, annualized                       4.67%        4.41%           4.55%        4.35%
Average earning assets                          $1,534,353   $1,499,971      $1,555,375   $1,497,685
Average interest bearing liabilities            $1,219,483   $1,205,471      $1,234,737   $1,200,471



     Net interest income on a tax equivalent basis increased $1.430 million, or 8.7%, for the quarter and $3.005 million or 9.3% for the six month period, as the Company benefited primarily from higher earning asset volume. During the quarter and six month periods of 2000, average earning assets increased 2.3% and 3.9% respectively, compared to 1999. Average earning asset growth for the quarter and six month periods included loan growth of $53.5 million, or 5.3%, and $55.2 million, or 5.5%, respectively. For both periods, loan growth is predominantly related to commercial and commercial real estate loans. The retail loan growth pattern of the prior two years has slowed with the decline in indirect automobile lending volume. In addition to the benefit of volume increases, net interest income was favorably impacted by higher interest rates in 2000 than in 1999, on both new and repricing assets and liabilities. For the second quarter of 2000, compared to the same period in 1999, the net interest margin increased 26 basis points to 4.67% and for the six months ended June 30, 2000, compared to the same period in 1999, the net interest margin increased 20 basis points to 4.55%. The average prime rate in the first half of 2000 was 8.96%, an increase of 121 basis points compared to the same period in 1999.

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of each segment of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. Based on this process, management considers the allowance for loan losses to be adequate at June 30, 2000.

     The allowance for loan losses was $9,935,000 and 0.94% of loans as of June 30, 2000, compared to $9,854,000 and 0.93% of loans at December 31, 1999. The allowance for loan losses was 199% and 212% of non-performing loans at June 30, 2000 and December 31, 1999, respectively. Non-performing loans were $5.0 million and 0.47% of loans outstanding at June 30, 2000, compared to $4.7 million and 0.44% at December 31, 1999. Net loans charged off were $456,000 in the second quarter of 2000 and $1.009 million for the six months ended June 30, 2000, compared to $1.253 million in the second quarter of 1999 and $1.483 million for the six months ended June 30, 1999. The second quarter provision for loan losses in 2000 was $515,000, compared to $1.470 million in 1999. For the six months ended June 30, 2000, the provision for loan losses was $1.090 million, compared to $1.751 million for the same period in 1999. The decrease in the provision for loan losses related to the decreased level of charged-off loans. Despite an overall decrease, net loans charged off related to indirect automobile lending activities were $417,000 for the second quarter of 2000 and $933,000 for the six month period ended June 30, 2000, compared to $399,000 in the second quarter of 1999 and $590,000 for the six month period ended June 30, 1999. The second quarter of 1999 also includes a loan charge-off of $730,000 related to a loss on the sale of a problem loan. See Non-Performing Loans and Assets on page 17.


     An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars in thousands                                Six Months Ended
                                                        June 30
                                               -----------------------
                                                     2000        1999
                                                  --------    --------
Balance at January 1                                $9,854      $9,010

Loans charged off                                  ($1,138)    ($1,639)
Recoveries                                            $129        $156
                                                  --------    --------
  Net loans charged off                            ($1,009)    ($1,483)
Provision for loan losses                           $1,090      $1,751
                                                  --------    --------
Balance March 31                                    $9,935      $9,278
                                                  ========    ========

Average loans, net of unearned income           $1,057,776  $1,002,604
Provision for loan losses to average loans            0.10%       0.17%
Allowance for loan losses to average loans            0.94%       0.93%
Allowance for loan losses to period-end loans         0.94%       0.92%


NON-INTEREST INCOME AND OTHER OPERATING  EXPENSES

     The following table sets forth the major components of non-interest income and other operating expenses for the three and six months ended June 30, 2000 and 1999:

In thousands                                Three Months Ended      Six Months Ended
                                                  June 30               June 30
                                          ------------------    ------------------
                                            2000      1999        2000      1999
                                          --------  --------    --------  --------
Non-Interest Income:
  Income from trust department                $750      $651      $1,570    $1,316
  Service charges on deposit accounts        1,625     1,494       3,198     2,898
  Gift certificate fees                        623       388       1,179       716
  Securities gains (losses)                     (1)        2          (1)       15
  Gains on sales of real estate                146       159         431     1,000
  Money order processing fees                  --      1,800         --      1,800
  Other                                      1,059     1,015       2,232     2,509
                                          --------  --------    --------  --------
Total non-interest income                   $4,202    $5,509      $8,609   $10,254
                                          ========  ========    ========  ========
Other Operating Expenses:
  Salaries and employee benefits            $7,046    $7,068     $14,007   $14,037
  Occupancy expenses                           769       826       1,634     1,619
  Furniture and equipment expenses           1,132     1,129       2,269     2,293
  Advertising and marketing                    252       318         540       649
  Operating supplies                           320       339         638       697
  Legal and professional fees                  356       421         703       879
  Taxes-Bank, property and other               420       387         837       745
  Other                                      1,316     1,245       2,760     2,647
                                          --------  --------    --------  --------
Total other operating expenses             $11,611   $11,733     $23,388   $23,566
                                          ========  ========    ========  ========



     Excluding the non-recurring revenue and gains previously discussed, non-interest income in the second quarter of 2000 increased $525,000, or 14.8%, over the second quarter of 1999 and non-interest income for the six months ended June 30, 2000, increased $713,000, or 9.6%, over 1999. Trust Department income increased $99,000, or 15.1%, for the quarter and $254,000, or 19.3%, for the six month period as a result of the increased level of assets under management since 1999. Deposit service charges increased $131,000, or 8.7%, for the quarter and $300,000, or 10.3%, for the six month period, primarily as the result of increased service charge rates and other changes in deposit account parameters implemented in the third quarter of 1999. Gift certificate income increased $235,000 in the second quarter and $463,000 for the six month period, primarily as a result of increased service charges on dormant gift certificates. The increase in service charges on gift certificates is attributed to the increased volume of dormant items and an increase in the monthly service charge fee. Insurance premiums and commissions on credit life and similar insurance, included in the other category, increased $194,000 for the quarter and $177,000 for the six month period, as insurance volume increased with the increase in direct retail loan volume during 2000. Processing fees for services provided to the purchaser of the former money order subsidiary, which were phased out in the third quarter of 1999, declined $120,000 for the quarter and $300,000 for the six month period.

     Despite the increased level of business activity, other operating expenses declined $122,000, or 1.0%, for the quarter and $178,000, or 0.8%, for the six month period. Salaries and benefits in 2000 were relatively unchanged from prior year levels. The impact of normal salary increases was offset by lower staffing levels. Staffing levels averaged 575 full-time equivalent (FTE) employees in 2000, compared with 622 in 1999. The decrease in staffing levels is attributed to normal attrition and the Company expects staffing levels to return to approximate 600 FTE during the remainder of 2000. There was no significant change in the level of occupancy and equipment expenses in 2000, compared to 1999. Equipment expenses are expected to increase later in the year as several new initiatives, including internet banking, ATM upgrades and check imaging, are implemented. These projects are projected to increase 2000 equipment expenses by approximately $200,000. There were minor declines in the overall level of other operating expenses for the quarter and six month periods. Reductions in legal and professional fees, advertising and marketing, and other real estate expenses, aggregating $142,000 for the quarter and $420,000 for the six month period, were partially offset by individually insignificant increases in various other expense categories.

INCOME TAXES

     The Company had income tax expense of $2.813 million for the second quarter of 2000 compared to $2.640 million for the same period in 1999, which yielded effective tax rates of 29.4% for 2000 and 31.7% for 1999. The year-to-date tax expense and effective tax rates were $5.424 million and 29.2% for 2000 and $5.007 million and 30.7% for 1999, respectively. The effective rate decline in 2000 is primarily attributed to lower state income taxes. The gift certificate subsidiary is subject to state income taxes and in 2000 changed its investment strategy so that a majority of its interest income is exempt from state tax.

FINANCIAL CONDITION

     Total assets decreased approximately $121 million from December 31, 1999 to June 30, 2000, while average assets increased $37 million or 2.4% to $1.616 billion for the second quarter of 2000 compared to the last quarter of 1999. The decline in actual assets since December 31, 1999 is not unusual considering the seasonally high gift certificates outstanding and securities sold under agreements to repurchase. During the three and six month periods ended June 30, 2000, average earning assets increased approximately $34 million and $57 million respectively, compared to
the prior year periods.   The increase in average earning assets in
2000 has been funded by increases in average deposits, primarily certificates of deposit, and an increase in gift certificates outstanding.

NON-PERFORMING LOANS AND ASSETS

     A summary of non-performing loans and assets follows:

Dollars in thousands
                                     June 30   December 31
                                       2000          1999
                                  ---------     ---------
Loans accounted for on a
  non-accrual basis                  $1,576        $1,551
Restructured loans                      773           811
Loans contractually past
   due ninety days or more
   as to interest or principal
   payments                           2,635         2,290
                                  ---------     ---------
Total non-performing loans            4,984         4,652
Other real estate held for sale       9,293         9,782
                                  ---------     ---------
Total non-performing assets         $14,277       $14,434
                                  =========     =========

Non-performing loans
   to total loans                      0.47%         0.44%
Non-performing assets
   to total assets                     0.88%         0.83%
Allowance for loan losses
   to non-performing loans              199%          212%


     Loans classified as impaired at June 30, 2000 aggregated $4.3 million and included $1.965 million of indirect automobile loans past due 45 days or more and all non-accrual and restructured loans. At December 31, 1999, impaired loans aggregated $5.0 million and included $2.6 million of indirect automobile loans past due 45 days or more.

     As of June 30, 2000 and December 31, 1999, the Company had $11.2 million and $16.7 million, respectively, of loans which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on managements evaluation, including current market conditions, cash flow generated and appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.

     Management continually monitors lending and underwriting activity and adjusts lending policies to respond to changes in market conditions and risks. Policy revisions related to indirect automobile lending, combined with changes in market conditions, resulted in reduced indirect origination activity during the first half of 2000. Since December 31, 1999, direct automobile loans have declined from $103 million to $92 million.

     The Company considers the level of nonperforming loans in its evaluation of the adequacy of the allowance for loan losses. See
Allowance for Loan Losses and Provisions for Loan Losses on page 13.

     Other real estate aggregated $9.3 million at June 30, 2000 and was principally comprised of properties acquired in settlement of real estate development loans in 1996, and a completed condominium project acquired in settlement of loans in November 1997. The carrying value of real estate development property has been substantially reduced through sales from an original carrying value of $15.2 million in 1996 to $1.5 million at June 30, 2000. The Company has 13.5 acres of commercial property remaining. The condominium project, which had 35 unsold units at the time of acquisition, now involves 30 completed and readily marketable units and 7.5 acres of adjacent developed land. This riverfront development had a carrying value of $7.4 million on June 30, 2000. Sales efforts, under a new listing agreement entered into during the first quarter of 2000, have yielded sales contracts on 3 of the remaining 30 units.

LIQUIDITY

     Liquidity represents the Company's ability to generate cash or otherwise obtain funds at a reasonable price to satisfy commitments to borrowers as well as demands of depositors. The loan and securities portfolios are managed to provide liquidity through maturity or payments related to such assets.

     The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of Bank of Louisville. There were no dividends paid by the Bank to the Company during the six months ended June 30, 2000.

CAPITAL RESOURCES

     At June 30, 2000, shareholders' equity totaled $187.3 million, an increase of $8.8 million since December 31, 1999. Net income of $13.2 million after cash dividends of $4.9 million provided $8.3 million of the increase. Proceeds and tax benefits from stock options exercised added $.5 million to shareholders equity in 2000.

     The Company's capital ratios exceed minimum regulatory requirements and are as follows:

                                 Company    Company
                                 June 30  December 31   Minimum
                                   2000       1999      Required
                                 --------   --------    --------
Leverage Ratio                       11.6%      11.5%     4.00%
Tier I risk based capital ratio      15.3%      14.4%     4.00%
Total risk based capital ratio       16.1%      15.2%     8.00%


RECENTLY ISSUED ACCOUNTING STANDARD

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) was issued by the Financial Accounting Standards Board in June 1998. During 1999, Statement of Financial Accounting Standards No. 137, Accounting for Derivative Financial Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 was issued, and the effective date of Statement 133 was delayed one year. Statement 133 standardizes the accounting for derivative instruments and will be effective for the Company January 1, 2001. Statement 133 currently applies to the Companys interest rate swap contracts. Under the standard, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately.

     The Company is in the process of determining the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption. Depending on asset/liability management issues, market interest rates and other factors, the Companys current interest rate swap positions may be increased or reduced by the time Statement 133 is adopted.

     Statement of Financial Accounting Standards No. 138,
Accounting for Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (Statement 138) was issued in
June 2000. Statement 138 provides guidance with respect to certain implementation issues regarding Statement 133.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Companys June 30, 2000 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates an exposure to lower interest rates similar to the position at March 31, 2000. The table below illustrates the simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from June 30, 2000 levels, and remained constant at those levels thereafter. Management continually evaluates this data and could make adjustments to the assets and liability structure interest rate swap levels, or pricing in the future to minimize the actual impact of rate changes. In late July 2000, the Company entered into new interest rate swap positions to partially mitigate the interest rate risk reflected in the table below.


                            Movement in interest rates from
                                   June 30, 2000 rates

                             Increase          Decrease
                           +50bp  +100bp     -50bp  -100bp
Net interest income
    decrease (in 1000's)   ($717)   ($441) ($1,762) ($2,382)

Net income per
    share decrease        ($0.04)  ($0.03)  ($0.11)  ($0.14)


FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The use of words such as believes, estimates, plans, expects, and similar expressions is intended to identify forward-looking statements.
All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Companys actual results could differ materially from those in such forward-looking statement. Factors that could cause actual results to differ materially from those projected include, among others: customer concentration; cyclicality; fluctuation of interest rates; risk of business interruption; adequacy of the allowance for loan losses; valuation of other real estate; dependence on key personnel; and government regulation.


                    PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The regular annual meeting of shareholders of MidAmerica
          Bancorp was held on April 25, 2000.

     (b) Proxies for the meeting were solicited pursuant to
          Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to managements solicitations. All of managements nominees for directors were elected.

     (c) The following item was submitted to a vote of security holders.

          (1) Election of 7 persons as Class III directors of MidAmerica Bancorp for terms expiring at the 2003 annual meeting of shareholders.

                Class III                       For         Withheld

                Leslie D. Aberson            8,768,436       36,247
                William C. Ballard, Jr.      8,755,429       49,254
                Peggy Ann Markstein          8,783,039       21,645
                Orson Oliver                 8,782,984       21,700
                Benjamin K. Richmond         8,776,971       27,713
                Victor A. Staffieri          8,771,511       33,173
                Henry C. Wagner              8,761,871       42,813







ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27 Financial Data Schedule

(b)     Reports on Form 8-K

        There were no reports filed on Form 8-K during the second quarter of 2000.





                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Mid-America Bancorp
                                          (Registrant)

Date:  August 11, 2000                     By:  /s/ Steven Small
                                           Steven Small
                                           Treasurer

Date:  August 11, 2000                     By:  /s/ Rick Guillaume
                                           R.K. Guillaume
                                           Chief Executive Officer




                              INDEX TO EXHIBITS

                       27      Financial Data Schedule