Form 10-Q
period 2000-09-30
MID AMERICA BANCORP/KY/
filed 2000-11-13
CIK 711083

UNITED  STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,   D.C.  20549

                                  FORM 10-Q

       (X) QUARTERLY   REPORT   UNDER  SECTION  13 OR 15 (d) OF THE
                    SECURITIES   EXCHANGE   ACT  OF  1934

               For quarterly period ended September 30, 2000
                                     OR

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

                                  (continued)

                               MID-AMERICA BANCORP

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:
       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes     No
                   APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. October 31, 2000: 10,684,566 shares of common stock, no par value




                              MIDAMERICA BANCORP

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

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of the Company are submitted herewith:

     Consolidated balance sheets - September 30, 2000 and December 31, 1999 Consolidated statements of income three and nine months ended September 30, 2000 and 1999
     Consolidated statements of changes in shareholders' equity nine months ended September 30, 2000 and 1999
     Consolidated statements of comprehensive income  three and nine months ended September 30, 2000 and 1999
     Consolidated statements of cash flows - nine months ended
          September 30, 2000 and 1999
     Notes to unaudited consolidated financial statements


CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

                                                    September 30   December 31
                                                    -----------    -----------
                                                        2000           1999
ASSETS                                              -----------    -----------
Cash and due from banks                                $32,200        $41,478
Securities available for sale, amortized cost
  of $410,630 (2000) and $588,427 (1999)               411,524        586,523
Securities held to maturity, market value
  of $3,733 (2000) and $4,001 (1999)                     3,726          4,018
Loans, net of unearned income                        1,065,318      1,063,949
Allowance for loan losses                               (9,947)        (9,854)
                                                    -----------    -----------
  Loans, net                                         1,055,371      1,054,095
Premises and equipment                                  21,593         21,822
Other assets                                            35,645         36,770
                                                    -----------    -----------
    TOTAL ASSETS                                    $1,560,059     $1,744,706
                                                    ===========    ===========


LIABILITIES
Deposits:
  Non-interest bearing                                $138,583       $156,720
  Interest bearing                                     864,537        841,179
                                                    -----------    -----------
    Total deposits                                   1,003,120        997,899

Securities sold under agreements to repurchase         181,204        319,368
Federal funds purchased                                 50,000         42,390
Advances from the Federal Home Loan Bank                63,697         68,389
Gift certificates outstanding                           53,342        123,354
Accrued expenses and other liabilities                  15,757         14,758
                                                    -----------    -----------
    TOTAL LIABILITIES                                1,367,120      1,566,158

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                  --             --
Common stock, no par value, stated value $2.77 per
  share; authorized - 15,000,000 shares; issued
  and outstanding - 10,684,445 shares (2000);
  10,642,873 shares (1999)                              29,630         29,515
Additional paid-in capital                             133,455        133,038
Retained earnings                                       29,359         17,233
Accumulated other comprehensive gain (loss)                495         (1,238)
                                                    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                         192,939        178,548
                                                    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,560,059     $1,744,706
                                                    ===========    ===========
See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts
Unaudited

                                          Three months ended  Nine months ended
                                            September 30         September 30
                                        ------------------   ------------------
                                          2000      1999       2000      1999
                                        --------  --------   --------  --------
INTEREST INCOME:
Interest and fees on loans              $24,834   $23,093    $73,136   $67,903
Interest and dividends on:
  Taxable securities                      6,155     5,071     19,426    12,501
  Tax-exempt securities                     799       718      2,299     2,140
Interest on federal funds sold               48        70        146       179
Interest on securities purchased under
  agreements to resell                      279       413      1,087     3,838
                                        --------  --------   --------  --------
    Total interest income                32,115    29,365     96,094    86,561
                                        --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits                     10,393     8,407     29,062    24,752
Interest on federal funds purchased
  and securities sold under
  agreements to repurchase                3,954     3,326     12,805    10,599
Interest on Federal Home
  Loan Bank advances                        959     1,059      2,948     3,257
                                        --------  --------   --------  --------
    Total interest expense               15,306    12,792     44,815    38,608
                                        --------  --------   --------  --------
Net interest income before
  provision for loan losses              16,809    16,573     51,279    47,953
Provision for loan losses                 1,045       590      2,135     2,341
                                        --------  --------   --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              15,764    15,983     49,144    45,612
                                        --------  --------   --------  --------
NON-INTEREST INCOME:
Income from trust department                784       690      2,354     2,006
Service charges on deposit accounts       1,550     1,561      4,748     4,459
Gift certificate fees                       601       620      1,780     1,336
Securities gains (losses)                    --         6         (1)       21
Other                                     2,293     1,316      4,956     6,625
                                        --------  --------   --------  --------
    Total non-interest income             5,228     4,193     13,837    14,447
                                        --------  --------   --------  --------
OTHER OPERATING EXPENSES:
Salaries and employee benefits            7,166     7,203     21,173    21,240
Occupancy expense                           829       798      2,463     2,417
Furniture and equipment expenses          1,160     1,162      3,429     3,455
Other                                     2,843     2,995      8,321     8,612
                                        --------  --------   --------  --------
    Total other operating expenses       11,998    12,158     35,386    35,724
                                        --------  --------   --------  --------
Income before income taxes                8,994     8,018     27,595    24,335
Income tax expense                        2,663     2,175      8,087     7,182
                                        --------  --------   --------  --------
NET INCOME                               $6,331    $5,843    $19,508   $17,153
                                        ========  ========   ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                  10,684    10,627     10,678    10,610
  Diluted                                10,817    10,761     10,810    10,756

NET INCOME PER COMMON SHARE
  Basic                                   $0.59     $0.55      $1.83     $1.62
  Diluted                                  0.59      0.54       1.80      1.59

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In thousands, except per share amounts
Unaudited

                                                Nine months
                                             ended September 30
                                          ----------------------
                                             2000        1999
                                          ----------  ----------
Balance, January 1                         $178,548    $167,436
Net income                                   19,508      17,153
Other comprehensive income
  (loss), net of tax                          1,733      (2,295)
Cash dividends - $.69 (2000)
  and $.64 (1999)                            (7,382)     (6,798)
Stock options exercised, including
  related tax benefits                          532         943
                                          ----------  ----------
Balance, September 30                      $192,939    $176,439
                                          ==========  ==========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited

                                                Three months            Nine months
                                             ended September 30     ended September 30
                                          ----------------------  --------------------
                                             2000        1999        2000       1999
                                          ----------  ----------  ---------  ---------
Net Income                                   $6,331      $5,843    $19,508    $17,153

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities
  available for sale:
   Unrealized holding gains (losses)
      arising during the period               1,739        (832)     1,818     (2,281)
   Less reclassification adjustment for
      (gains) losses included in net income     --           (4)         1        (14)
                                          ----------  ----------  ---------  ---------
                                              1,739        (836)     1,819     (2,295)
 Pension liability adjustment                   --          --         (86)       --
                                          ----------  ----------  ---------  ---------
Other comprehensive income (loss)             1,739        (836)     1,733     (2,295)
                                          ----------  ----------  ---------  ---------
COMPREHENSIVE INCOME                         $8,070      $5,007    $21,241    $14,858
                                          ==========  ==========  =========  =========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited

                                                                Nine months
                                                             ended September 30
                                                          --------------------------
                                                               2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:                     ------------  ------------
Net income                                                    $19,508       $17,153
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, amortization and accretion, net                 226         3,293
    Provision for loan losses                                   2,135         2,341
    Federal Home Loan Bank stock dividend                        (989)         (893)
    Loss (gain) on sales of securities                              1           (21)
    Gains on sales of real estate                                (597)       (1,371)
    Deferred taxes                                                158           456
  Increase in interest receivable                                (311)       (1,931)
  Increase in other assets                                       (249)       (3,842)
  Increase (decrease) in accrued
     expenses and other liabilities                              (179)          752
                                                          ------------  ------------
Net cash provided by operating activities                      19,703        15,937
                                                          ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale               (1,385,082)     (823,491)
  Proceeds from maturities of
   securities available for sale                            1,549,899       802,541
  Proceeds from sales of securities available for sale         16,065        14,949
  Purchases of securities held to maturity                     (2,023)         (501)
  Proceeds from maturities of securities held to maturity       2,300        80,500
  Increase in loans                                            (3,411)      (34,119)
  Proceeds from sales of other real estate                      2,023         3,570
  Purchases of premises and equipment                          (2,573)       (2,402)
  Proceeds from sales of premises and equipment                   754            39
                                                          ------------  ------------
Net cash provided by investing activities                     177,952        41,086
                                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                      5,221         6,239
  Net decrease in securities sold
   under agreements to repurchase                            (138,164)      (56,914)
  Net increase in federal funds purchased                       7,610        19,795
  Advances from the Federal Home Loan Bank                       --          15,000
  Repayment of advances from the Federal Home Loan Bank        (4,692)      (19,274)
  Decrease in gift certificates outstanding                   (70,012)      (55,707)
  Stock options exercised                                         486           836
  Dividends paid                                               (7,382)       (6,798)
                                                          ------------  ------------
Net cash used in financing activities                        (206,933)      (96,823)
                                                          ------------  ------------
Net decrease in cash and cash equivalents                      (9,278)      (39,800)
Cash and cash equivalents at January 1                         41,478        74,644
                                                          ------------  ------------
Cash and cash equivalents at September 30                     $32,200       $34,844
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

2.The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three and nine months ended September 30. Appropriate share and per share information in the consolidated financial statements has been adjusted for the 3% stock dividend declared in November 1999.

  In thousands, except per share amounts
                                            Three months ended         Nine months ended
                                               September 30              September 30
                                        ------------------------  ------------------------
                                            2000         1999         2000         1999
                                        -----------  -----------  -----------  -----------
  Net income, basic and diluted             $6,331       $5,843      $19,508      $17,153
                                        ===========  ===========  ===========  ===========

  Average shares outstanding                10,684       10,627       10,678       10,610
  Effect of dilutive securities                133          134          132          146
  Average shares outstanding including  -----------  -----------  -----------  -----------
     dilutive securities                    10,817       10,761       10,810       10,756
                                        ===========  ===========  ===========  ===========
  Net income per share, basic                $0.59        $0.55        $1.83        $1.62
                                        ===========  ===========  ===========  ===========
  Net income per share, diluted              $0.59        $0.54        $1.80        $1.59
                                        ===========  ===========  ===========  ===========

3.The amortized cost and market value of securities available for sale are summarized as follows:

                                             September 30, 2000       December 31, 1999
                                        ------------------------  ------------------------
  In thousands                           Amortized     Market      Amortized     Market
                                           Cost         Value        Cost         Value
                                        -----------  -----------  -----------  -----------
  U.S. Treasury and
    U.S. government agencies               $98,780      $99,025     $317,316     $317,106
  Collateralized mortgage obligations      193,626      192,578      184,896      182,730
  States and political subdivisions         61,254       62,951       52,448       52,918
  Corporate obligations                     35,325       35,325       13,110       13,112
  Federal Reserve and Federal Home
    Loan Bank Stock                         21,645       21,645       20,657       20,657
                                        -----------  -----------  -----------  -----------
                                          $410,630     $411,524     $588,427     $586,523
                                        ===========  ===========  ===========  ===========

  The amortized cost and market value of securities held to maturity are summarized as follows:

                                             September 30, 2000       December 31, 1999
                                        ------------------------  ------------------------
  In thousands                           Amortized     Market      Amortized     Market
                                           Cost         Value        Cost         Value
                                        -----------  -----------  -----------  -----------
  U.S. Treasury and
    U.S. government agencies                $3,726       $3,733       $4,018       $4,001
                                        ===========  ===========  ===========  ===========

4.Activity in the allowance for loan losses for the nine months ended September 30, 2000 and year ended December 31, 1999 follows:

                                        September 30,September 30,December 31,
  In thousands                              2000         1999         1999
                                        -----------  -----------  -----------
  Balance, January 1                        $9,854       $9,010       $9,010

  Loans charged-off                         (2,261)      (2,284)      (3,030)
  Recoveries                                   219          233          423
                                        -----------  -----------  -----------
  Net loans charged-off                    ($2,042)     ($2,051)     ($2,607)
  Provision for loan losses                  2,135        2,341        3,451
                                        -----------  -----------  -----------
  Balance, end of period                    $9,947       $9,300       $9,854
                                        ===========  ===========  ===========


5.Significant components of other non-interest income and other operating expenses are set forth below:


                                            Three months ended         Nine months ended
  In thousands                                 September 30              September 30
                                        ------------------------  ------------------------
                                            2000         1999         2000         1999
                                        -----------  -----------  -----------  -----------
  Other non-interest income:
     Gains on sales of real estate            $150         $371         $592       $1,371
     Settlement proceeds on money order
       processing contract termination        --           --           --          1,800
     Gains on dispositions of lease resi     1,050            8        1,092           54
     Money order processing fees              --             90         --            390
     Other                                   1,093          847        3,272        3,010
                                        -----------  -----------  -----------  -----------
                                            $2,293       $1,316       $4,956       $6,625
                                        ===========  ===========  ===========  ===========


                                            Three months ended         Nine months ended
  In thousands                                 September 30              September 30
                                        ------------------------  ------------------------
                                            2000         2000         2000         1999
                                        -----------  -----------  -----------  -----------
  Other operating expenses:
     Advertising and marketing                $254         $307         $794         $956
     Operating supplies                        346          396          984        1,093
     Legal and professional fees               422          684        1,125        1,563
     Taxes, other than income taxes            422          412        1,259        1,157
     Other                                   1,399        1,196        4,159        3,843
                                        -----------  -----------  -----------  -----------
                                            $2,843       $2,995       $8,321       $8,612
                                        ===========  ===========  ===========  ===========

6.Selected financial information by business segment for September 2000 and 1999 follows:

                                            Three months ended         Nine months ended
                                               September 30              September 30
  In thousands                          ------------------------  ------------------------
                                            2000         1999         2000         1999
                                        -----------  -----------  -----------  -----------
  Net interest income
     Banking                               $15,696      $15,785      $47,627      $45,433
     Gift certificate subsidiary             1,005          600        3,242        1,935
     Other                                     108          188          410          585
                                        -----------  -----------  -----------  -----------
        Total                              $16,809      $16,573      $51,279      $47,953
                                        ===========  ===========  ===========  ===========

  Non-interest income
     Banking                                $4,826       $3,483      $12,270      $10,850
     Gift certificate subsidiary               306          646        1,453        1,368
     Other (a)                               1,702        1,704        5,435        7,991
     Eliminations (a)                       (1,606)      (1,640)      (5,321)      (5,762)
                                        -----------  -----------  -----------  -----------
        Total                               $5,228       $4,193      $13,837      $14,447
                                        ===========  ===========  ===========  ===========

  Net income
     Banking                                $5,775       $5,518      $17,271      $14,485
     Gift certificate subsidiary               448          487        1,918        1,196
     Other                                     108         (162)         319        1,472
                                        -----------  -----------  -----------  -----------
        Total                               $6,331       $5,843      $19,508      $17,153
                                        ===========  ===========  ===========  ===========

  Assets as of September 30
     Banking                                                      $1,500,585   $1,463,441
     Gift certificate subsidiary                                      63,567       46,859
     Other                                                            11,535       17,416
     Eliminations                                                    (15,628)     (13,495)
                                                                  -----------  -----------
        Total                                                     $1,560,059   $1,514,221
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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     This item discusses the results of operations for the Company for the three and nine months ended September 30, 2000, and compares those periods with the same periods of the previous year.
 In addition, the discussion describes the significant changes in the financial condition of the Company at September 30, 2000 as compared to December 31, 1999. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

RESULTS OF OPERATION

     Net income for the three months ended September 30, 2000 was $6.331 million or $0.59 per share on a diluted basis compared to $5.843 million or $0.54 per share on a diluted basis for the three months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $19.508 million or $1.80 per share on a diluted basis compared to $17.153 million or $1.59 per share on a diluted basis for the nine months ended September 30, 1999.

     On a diluted per share basis, net income for the three months ended September 30, 2000, increased 9.3% compared to the three months ended September 30, 1999. For the nine months ended September 30, 2000, diluted net income per share increased 13.2%, compared to the first nine months of 1999. Excluding non-recurring revenue and gains in each period, discussed below, net income in the third quarter of 2000 decreased 2.7% from the third quarter of 1999, and net income for the nine months ended September 30, 2000, increased 20.6% compared to the first nine months of 1999.

     Net income for the three and nine month periods ended September 30, 2000, and 1999 includes non-recurring revenue and gains. In 2000, the Company recognized gains on sales of other real estate and three closed branch locations. Gains resulting from these transactions totaled $150,000 for the third quarter and $592,000 for the nine month period. Also, in the third quarter of 2000, there was a gain from the sale of leased equipment in excess of residual value of $1,050,000 and a gain on the sale of the life insurance subsidiarys insurance base of $153,000. In the second quarter of 1999, the Company recognized as income the settlement proceeds of $1.8 million related to the discontinuance of a processing agreement between the Company and the purchaser of the former money order subsidiary. Gains on sales of other real estate in the third quarter and nine month period in 1999 were $371,000 and $1,371,000, respectively.

     The table below reflects operating results excluding the previously discussed non-recurring items.



Dollars in thousands,                     Three Months                      Nine Months
  except per share data                 Ended September 30                Ended September 30
                                  ----------------------------      ----------------------------
                                   2000      1999      % Chg         2000      1999      % Chg
                                  --------  --------  --------      --------  --------  --------
Net income                          $6,331    $5,843       8.4%      $19,508   $17,153      13.7%
Non-recurring revenue and
  gains, net of taxes                 (880)     (241)                 (1,167)   (1,943)
                                  --------  --------                --------  --------
Net income excluding
  non-recurring revenue and
  gains                             $5,451    $5,602      (2.7%)     $18,341   $15,210      20.6%
                                  ========  ========    ========    ========  ========    ========

Diluted net income per share         $0.59     $0.54       9.3%        $1.80     $1.59      13.2%
Non-recurring revenue and
   gains, net of taxes on a
   diluted per share basis           (0.08)    (0.02)                  (0.11)    (0.18)
                                  --------  --------                --------  --------
Diluted net income per share
  excluding non-recurring revenue
  and gains                          $0.51     $0.52      (1.9%)       $1.69     $1.41      19.9%
                                  ========  ========    ========    ========  ========    ========


     A more detailed discussion of the results of operations and changes in financial condition follows:

NET INTEREST INCOME

     Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and nine months ended September 30, 2000 and 1999.


Dollars in thousands                             Three Months Ended            Nine Months Ended
                                                    September 30                 September 30
                                                ------------------------     ------------------------
                                                     2000         1999            2000         1999
                                                ----------   -----------     ----------   -----------
Total interest income                              $32,115      $29,365         $96,094      $86,561
Tax equivalent adjustment                              436          459           1,264        1,372
                                                  --------     --------        --------     --------
Tax equivalent interest income                      32,551       29,824          97,358       87,933
Total interest expense                              15,306       12,792          44,815       38,608
                                                  --------     --------        --------     --------
Tax equivalent net interest income                 $17,245      $17,032         $52,543      $49,325
                                                  ========     ========        ========     ========
Average rate on earning assets                        8.62%        8.07%           8.43%        7.91%
Average rate on interest bearing liabilities          5.17%        4.34%           4.93%        4.34%
Net interest spread, annualized                       3.45%        3.73%           3.50%        3.57%
Net interest margin, annualized                       4.56%        4.61%           4.55%        4.44%
Average earning assets                          $1,497,889   $1,464,752      $1,536,073   $1,486,587
Average interest bearing liabilities            $1,176,883   $1,170,361      $1,215,312   $1,190,324


     Net interest income on a tax equivalent basis increased $213,000, or 1.3%, for the quarter and $3,218,000, or 6.5%, for the nine month period. For the comparative third quarters, the impact of increased interest rates on new and repricing assets and liabilities substantially offset the benefit of higher earning asset volume. For the third quarter of 2000, compared to the same period in 1999, the net interest margin declined 5 basis points to 4.56%. Compared to the second quarter of 2000, tax equivalent net interest income declined $666,000 in the third quarter of 2000.
The decline in tax equivalent net interest income from the second to the third quarter of 2000, related to a decline in average earning assets of 2.4%, a decrease of $291,000 in loan fees, and the impact of increased interest rates on new and repricing assets and liabilities which caused a 14 basis point decline in the net interest spread. For the nine month period ended September 30, 2000 compared to the same period in 1999, net interest income was favorably impacted by both earning asset volume increases and the impact of higher interest rates. For the nine month periods the net interest margin increased 11 basis points to 4.55%. Management expects the level of net interest income in the upcoming fourth quarter to be stable compared to the third quarter of 2000. During the quarter and nine month periods of 2000, average earning assets increased 2.3% and 3.3% respectively, compared to 1999. Average earning asset growth for the quarter and nine month periods included loan growth of $35.0 million, or 3.4%, and $48.4 million, or 4.8%, respectively. For both periods, loan growth is predominantly related to commercial and commercial real estate loans. The retail loan growth pattern of the prior two years has slowed with the decline in indirect automobile lending volume. Indirect loan balances have declined from $103 million at December 31, 1999 to $85 million at September 30, 2000. The average prime rate for the first nine months of 2000 was 9.14%, and increase of 127 basis points compared to the same period in 1999.

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of each segment of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. Based on this process, management considers the allowance for loan losses to be adequate at September 30, 2000.

     The allowance for loan losses was $9,947,000 and 0.93% of loans as of September 30, 2000, compared to $9,854,000 and 0.93% of loans at December 31, 1999. The allowance for loan losses was 211% and 212% of non-performing loans at September 30, 2000 and December 31, 1999, respectively. Non-performing loans were $4.7 million and 0.44% of loans outstanding at September 30, 2000, compared to $4.7 million and 0.44% at December 31, 1999. Net loans charged off were $1.033 million in the third quarter of 2000 and $2.042 million for the nine months ended September 30, 2000, compared to $568,000 in the third quarter of 1999 and $2.051 million for the nine months ended September 30, 1999. The third quarter provision for loan losses in 2000 was $1.045 million, compared to $590,000 in 1999. For the nine months ended September 30, 2000, the provision for loan losses was $2.135 million, compared to $2.341 million for the same period in 1999.
 Net loans charged off related to indirect automobile lending activities were $361,000 for the third quarter of 2000 and $1.294 million for the nine month period ended September 30, 2000, compared to $369,000 in the third quarter of 1999 and $959,000 for the nine month period ended September 30, 1999. The nine months ended September 30, 1999 also includes a loan charge-off of $730,000 related to a loss on the sale of a problem loan. See Non-Performing Loans and Assets on page 17.

     An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars in thousands                                       Nine Months Ended
                                                             September 30
                                                       -----------------------
                                                             2000        1999
                                                          --------    --------
Balance at January 1                                        $9,854      $9,010

Loans charged off                                          ($2,261)    ($2,284)
Recoveries                                                    $219        $233
                                                          --------    --------
  Net loans charged off                                    ($2,042)    ($2,051)
Provision for loan losses                                   $2,135      $2,341
                                                          --------    --------
Balance at September 30                                     $9,947      $9,300
                                                          ========    ========
Average loans, net of unearned income                   $1,057,590  $1,009,219
Provision for loan losses to average loans, annualized        0.20%       0.23%
Allowance for loan losses to average loans                    0.94%       0.92%
Allowance for loan losses to period-end loans                 0.93%       0.90%


NON-INTEREST INCOME AND OTHER OPERATING EXPENSES

     The following table sets forth the major components of non-interest income and other operating expenses for the three and nine months ended September 30, 2000 and 1999:

In thousands                              Three Months Ended    Nine Months Ended
                                             September 30          September 30
                                          ------------------    ------------------
                                            2000      1999        2000      1999
                                          --------  --------    --------  --------
Non-Interest Income:
  Income from trust department                $784      $690      $2,354    $2,006
  Service charges on deposit accounts        1,550     1,561       4,748     4,459
  Gift certificate fees                        601       620       1,780     1,336
  Securities gains (losses)                     --         6          (1)       21
  Gains on sales of real estate                150       371         592     1,371
  Settlement proceeds on money order
    processing contract termination             --        --          --     1,800
  Gains on lease residuals                   1,050         8       1,092        54
  Money order processing fees                   --        90          --       390
  Other                                      1,093       847       3,272     3,010
                                          --------  --------    --------  --------
Total non-interest income                   $5,228    $4,193     $13,837   $14,447
                                          ========  ========    ========  ========
Other Operating Expenses:
  Salaries and employee benefits            $7,166    $7,203     $21,173   $21,240
  Occupancy expenses                           829       798       2,463     2,417
  Furniture and equipment expenses           1,160     1,162       3,429     3,455
  Advertising and marketing                    254       307         794       956
  Operating supplies                           346       396         984     1,093
  Legal and professional fees                  422       684       1,125     1,563
  Taxes-Bank, property and other               422       412       1,259     1,157
  Other                                      1,399     1,196       4,159     3,843
                                          --------  --------    --------  --------
Total other operating expenses             $11,998   $12,158     $35,386   $35,724
                                          ========  ========    ========  ========


     Excluding the non-recurring revenue and gains previously discussed, non-interest income in the third quarter of 2000 increased $53,000, or 1.4%, over the third quarter of 1999 and non-interest income for the nine months ended September 30, 2000, increased $766,000, or 6.8%, over 1999. Trust Department income increased $94,000, or 13.7%, for the quarter and $348,000, or 17.4%, for the nine month period as a result of the increased level of assets under management since 1999. Deposit service charges decreased $11,000, or 0.74% for the quarter and increased $289,000, or 6.5%, for the nine month period. Increased service charge rates and other changes in deposit account parameters implemented in the third quarter of 1999, provided the basis for the year-to-date increase. The decline in service charges on deposits for the third quarter is attributed to a lower volume of returned checks and related fees. Gift certificate income decreased $19,000 in the third quarter and increased $444,000 for the nine month period. The year-to-date increase in gift certificate income is primarily a result of increased service charges on dormant gift certificates. The increase in service charges on gift certificates is attributed to the increased volume of dormant items and an increase in the monthly fee applicable to items issued after November 1999. Insurance premiums and commissions on credit life and similar insurance, included in the other category, decreased $17,000 for the quarter and increased $160,000 for the nine month period, as insurance volume increased with the increase in direct retail loan volume during the first half of 2000. Processing fees for services provided to the purchaser of the former money order subsidiary, which were phased out in the third quarter of 1999, declined $90,000 for the quarter and $390,000 for the nine month period.

OPERATING EXPENSES

     Despite the increased level of business activity, other operating expenses declined $160,000, or 1.3%, for the quarter and $338,000, or 0.9%, for the nine month period. Salaries and benefits in 2000 were relatively unchanged from prior year levels with a year-to-date decrease of 0.31%. The impact of normal salary increases was offset by lower staffing levels. Staffing levels averaged 575 full-time equivalent employees in 2000, compared with 620 in 1999. There was no significant change in the level of occupancy and equipment expenses in 2000, compared to 1999. Equipment expenses are expected to increase in the fourth quarter as several new initiatives, including internet banking and check imaging, are to be implemented in October 2000. The aggregate level of the other categories of operating expenses decreased $152,000 for the quarter and $291,000 for the nine month periods. Reductions in legal and professional fees and advertising and marketing, were partially offset by individually insignificant increases in various other expense categories.

INCOME TAXES

     The Company had income tax expense of $2.663 million for the third quarter of 2000 compared to $2.175 million for the same period in 1999, which yielded effective tax rates of 29.6% for 2000 and 27.1% for 1999. The year-to-date tax expense and effective tax rates were $8.087 million and 29.3% for 2000 and $7.182 million and 29.5% for 1999, respectively.

FINANCIAL CONDITION

     Total assets decreased approximately $185 million from December 31, 1999 to September 30, 2000, while average assets of $1.575 billion for the third quarter of 2000 were relatively unchanged from the last quarter of 1999. The decline in actual assets since December 31, 1999 is not unusual considering the seasonally high gift certificates outstanding and securities sold under agreements to repurchase. During the three and nine month periods ended September 30, 2000, average earning assets increased approximately $33 million and $49 million respectively, compared to
the prior year periods.   The increase in average earning assets in
2000 has been funded by increases in average deposits, primarily certificates of deposit, and an increase in gift certificates outstanding.

NON-PERFORMING LOANS AND ASSETS

A summary of non-performing loans and assets follows:

Dollars in thousands
                                September 30,  December 31,
                                     2000          1999
                                  ---------     ---------
Loans accounted for on a
  non-accrual basis                  $1,313        $1,551
Restructured loans                      773           811
Loans contractually past
   due ninety days or more
   as to interest or principal
   payments                           2,631         2,290
                                  ---------     ---------
Total non-performing loans            4,717         4,652
Other real estate held for sale       8,490         9,782
                                  ---------     ---------
Total non-performing assets         $13,207       $14,434
                                  =========     =========

Non-performing loans
   to total loans                      0.44%         0.44%
Non-performing assets
   to total assets                     0.85%         0.83%
Allowance for loan losses
   to non-performing loans              211%          212%


     Loans classified as impaired at September 30, 2000 aggregated $4.1 million and included $2.081 million of indirect automobile loans past due 45 days or more and all non-accrual and restructured loans. At December 31, 1999, impaired loans aggregated $5.0 million and included $2.6 million of indirect automobile loans past due 45 days or more.

     As of September 30, 2000 and December 31, 1999, the Company had $11.2 million and $16.7 million, respectively, of loans which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on managements evaluation, including current market conditions, cash flow generated and appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.

     Management continually monitors lending and underwriting activity and adjusts lending policies to respond to changes in market conditions and risks. Policy revisions related to indirect automobile lending, combined with changes in market conditions, resulted in reduced indirect origination activity throughout 2000.
 Since December 31, 1999, indirect automobile loans have declined from $103 million to $85 million.

     The Company considers the level of nonperforming loans in its evaluation of the adequacy of the allowance for loan losses. See
Allowance for Loan Losses and Provisions for Loan Losses on page 13.

     Other real estate aggregated $8.5 million at September 30, 2000 and was principally comprised of properties acquired in settlement of real estate development loans in 1996, and a completed condominium project acquired in settlement of loans in November 1997. The carrying value of real estate development property has been substantially reduced through sales from an original carrying value of $15.2 million in 1996 to $1.5 million at September 30, 2000. The Company has 13.5 acres of commercial property remaining. The condominium project, which had 35 unsold units at the time of acquisition, now involves 27 completed and readily marketable units and 7.5 acres of adjacent developed land. This riverfront development had a carrying value of $6.8 million on September 30, 2000. Sales efforts, under a new listing agreement entered into during the first quarter of 2000, have yielded 3 closed sales and 4 pending sales contracts on the remaining 27 units. No significant gain or loss is expected as this property is further liquidated.

LIQUIDITY

     Liquidity represents the Company's ability to generate cash or otherwise obtain funds at a reasonable price to satisfy commitments to borrowers as well as demands of depositors. The loan and securities portfolios are managed to provide liquidity through maturity or payments related to such assets.

     The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of Bank of Louisville. Dividends of $2.5 million were paid by the Bank to the Company during the nine months ended September 30, 2000.

CAPITAL RESOURCES

     At September 30, 2000, shareholders' equity totaled $192.9 million, an increase of $14.4 million since December 31, 1999. Net income of $19.5 million after cash dividends of $7.3 million provided $12.2 million of the increase. Proceeds and tax benefits from stock options exercised added $.5 million and other comprehensive income added $1.7 million to shareholders equity in 2000.

     The Company's capital ratios exceed minimum regulatory requirements and are as follows:

                                   Company       Company
                                 September 30, December 31, Minimum
                                    2000          1999      Required
                                 ----------    ----------   --------
Leverage Ratio                       12.3%         11.5%     4.00%
Tier I risk based capital ratio      15.6%         14.4%     4.00%
Total risk based capital ratio       16.4%         15.2%     8.00%


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

     The Company currently has two interest rate swap contracts, which would be classified as cash flow hedges under Statement 133. Management believes the current impact of adopting Statement 133 would not be material to the Companys consolidated financial statements. Depending on asset/liability management issues, market interest rates and other factors, the Companys current interest rate swap positions may be increased or reduced prior to the adoption of Statement 133.

     Statement of Financial Accounting Standards No. 138,
Accounting for Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (Statement 138) was issued in
June 2000. Statement 138 provides guidance with respect to certain implementation issues regarding Statement 133.

     In September, 2000, the Financial Accounting Standards Board issued Statement No. 140, (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) that replaces Statement No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, where upon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial liabilities when extinguished.

     This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

     A transfer of financial assets in which the transferor surrenders control is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement requires that liabilities and derivatives transferred be initially measured at fair value, if practicable. Servicing assets and other retained interests in the transferred assets are to be measured by allocating the previous carrying amount between the assets and retained interest sold, if any, based on their relative fair values on the date of the transfer.

     This statement required the servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessment for asset impairment or increased obligation based on their fair values.

     This statement requires that a liability be derecognized if the debtor pays the creditor and is relieved of its obligation for the liability or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

     As the Company currently has no servicing assets, Management believes the effect of the adoption will not have a material impact on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Companys September 30, 2000 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates a reduced exposure to lower interest rates compared to the position at June 30, 2000. In late July 2000, the Company entered into a new interest rate swap position to partially mitigate its interest rate risk position at that time. The table below illustrates the simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from September 30, 2000 levels, and remained constant at those levels thereafter. Management continually evaluates this data and could make adjustments to the assets and liability structure interest rate swap levels, or pricing in the future to minimize the actual impact of rate changes.


                         Movement in interest rates from
                             September 30, 2000 rates


                            Increase            Decrease
                           +50bp  +100bp     -50bp  -100bp
Net interest income
    decrease (in 1000's)    ($89)    ($143)  ($822) ($1,214)

Net income per
    share decrease        ($0.01)   ($0.01) ($0.08)  ($0.11)


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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

          27 Financial Data Schedule

(b)     Reports on Form 8-K

          There were no reports filed on Form 8-K during the third quarter of 2000.





                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Mid-America Bancorp
                                     (Registrant)

Date: November 10, 2000               By: /s/ Steven Small
                                      Steven Small
                                      Treasurer

Date: November 10, 2000               By: /s/ Rick Guillaume
                                      R.K. Guillaume
                                      Chief Executive Officer


                         INDEX TO EXHIBITS

               27      Financial Data Schedule