Form 10-K
period 2000-12-31
MID AMERICA BANCORP/KY/
filed 2001-03-27
CIK 711083

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM lO-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000

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


The aggregate market value of the voting stock held by non-affiliates (shareholders other than directors, executive officers and principal shareholders) of the registrant as of February 22, 2001 was approximately $195,514,123.

The number of shares outstanding of the registrant's common stock as of February 22, 2001 was 11,007,099.


               DOCUMENTS INCORPORATED BY REFERENCE


Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference into Parts I and II.

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2001, are incorporated by reference into Part III.


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

The Bank is engaged in a wide range of commercial, trust, and personal banking activities including the usual acceptance of deposits for checking, savings and time deposit accounts; making of real estate, construction, commercial, home improvement and consumer loans; participating in small business loan and student loan programs; issuance of letters of credit; offering retail investment products; rental of safe deposit boxes; providing financial counseling for institutions and individuals; serving as executor of estates and as trustee under trusts and under various pension and employee benefit plans; and serving as escrow agent on bond issues. In 2000, the Bank started an Internet banking site to improve its distribution channel.

The Company also operates a number of other subsidiaries, including Bank of Louisville, FSB, a federal savings bank ("Savings Bank"), which was organized and chartered during 1993. The Savings Bank is located in LaGrange, Kentucky, in Oldham County, and competes on the local level with other commercial banks and financial institutions in Oldham County, Kentucky for all types of deposits and loans. Another subsidiary, Mid-America Gift Certificate Company, is engaged in the issuance and sale of gift certificates throughout the United States.

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

Employees

As of December 31, 2000, the Company and subsidiaries employed
572 persons on a full-time basis and 64 on a part-time basis.

Supervision And Regulation

The Company and its subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Companys subsidiaries rather than shareholders of the Company. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest and fees that can be charged on loans. The Company and its subsidiaries also are subject to general U.S. federal laws and regulations and to the laws and regulations of the states in which they conduct their business. This section briefly describes selected laws and regulations applicable to the Company and its subsidiaries. The descriptions of laws and regulations are summaries only and are qualified in their entirety by reference to the statutes and regulations. Changes in applicable laws or regulations may have a material effect on the business of the Company.

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

The Savings Bank is subject to regulation and supervision by the Office of Thrift Supervision (OTS), of which regular examinations are a part. The FDIC currently insures the deposits of the Savings Bank to a maximum of $100,000 per depositor.

Federal law imposes certain restrictions on transactions between the Company and its nonbank subsidiaries, on the one hand, and the Bank and the Savings Bank, on the other. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by the Bank and the Savings Bank to their non-bank affiliates, including the Company. In November 1999, the Gramm-Leach-Bliley Act (Gramm Act), broadened permissible bank holding companies activities and affiliations under the BHC Act. With limited exceptions, bank holding companies had been prohibited from (i) acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks.

The Gramm Act expressly permits affiliations among bank holding companies, depository institutions, securities firms and insurance companies within a financial holding company structure in specific circumstances, and establishes functional regulation for examination, supervision and licensing of activities by state and federal financial service regulators. The Federal Reserve Board may authorize activities that it determines are complementary to financial activities and do not pose a risk to the safety and soundness of depository institutions. The Gramm Act identifies the following activities as financial in nature: (a) lending; (b) insurance activities, including underwriting, agency and brokerage; (c) providing financial investment advisory services; (d) underwriting in, and acting as a broker or dealer in, securities; (e) merchant banking; and (f) insurance company portfolio investment.

The Gramm Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institutions policies and procedures regarding the handling of customers nonpublic personal financial information. The Gramm Act also provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") dealt with the recapitalization of the Bank Insurance Fund, deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and a number of other regulatory and supervisory matters. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDIC Improvement Act identifies the following capital tiers for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC Improvement Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. At December 31, 2000, the Bank and the Savings Bank were "well capitalized" under the applicable regulatory guidelines. A bank's capital category however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The schedule captioned "Average Balances and Yields/Rates Tax Equivalent Basis" included on page 20 of the Company's annual report to shareholders for the year ended December 31, 2000, which is incorporated herein by reference, shows, for each major category of interest-earning asset and interest-bearing liability, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2000. The schedule also shows the average rate earned on all interest-earning assets and the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin (net interest income divided by total average earning assets) for each of the years in the three-year period ended December 31, 2000. Nonaccrual loans outstanding were included in calculating the rate earned on loans. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 35%.

The changes in interest income and interest expense resulting from changes in volume and changes in rates for the years ended December 31, 2000 and 1999 are shown in the schedule captioned Interest Income and Interest Expense Volume and Rate Changes for the Years 2000 and 1999 Tax Equivalent Basis" included on page 21 of the Company's annual report to shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

SECURITIES PORTFOLIO BOOK VALUE
                                                           December 31
(In Thousands)                                  -------------------------------------
                                                    2000          1999          1998
Securities Available for Sale                   ----------    ----------    ---------
U.S. Treasury and U.S. government agencies      $337,114      $317,106      $160,415
Collateralized mortgage obligations              185,449       182,730       146,970
States and political subdivisions                 65,359        52,918        54,738
Corporate obligations                             20,392        13,112         4,652
Federal Reserve and Federal Home Loan Bank st     21,998        20,657        18,992
                                                ----------    ----------    ---------
                                                $630,312      $586,523      $385,767
                                                ==========    ==========    =========
                                                           December 31
                                                -------------------------------------
                                                    2000          1999          1998
Securities Held to Maturity                     ----------    ----------    ---------
U.S. Treasury and U.S. government agencies        $2,525        $4,018       $83,998
                                                ----------    ----------    ---------
                                                  $2,525        $4,018       $83,998
                                                ==========    ==========    =========

SECURITIES
MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 2000

(Dollars In Thousands)                     Within            After One But       After Five But           After
                                          One Year         Within Five Years    Within Ten Years        Ten Years
                                      ------------------  ------------------   -------------------  ------------------
Securities Available for Sale          Amount     Yield    Amount     Yield     Amount      Yield    Amount     Yield
                                      --------  --------  --------  --------   --------   --------  --------  --------
U.S. Treasury and U.S.
  government agencies                 $285,710      6.69%  $50,423       6.93%     --         --        --        --
Collateralized mortgage
  obligations                           41,190      6.62%  130,432       6.93%   $12,504      6.96%     --        --
States and political
  subdivisions                             296      6.09%    1,103       8.45%    10,697      8.21%  $50,567      8.32%
Corporate obligations                   16,295      6.86%    4,015       7.40%     --         --        --        --
Federal Reserve and Federal
  Home Loan Bank stock                    --        --        --        --         --         --      21,998      7.25%
                                      --------            --------             --------             --------
                                      $343,491      6.69% $185,973       6.95%   $23,201      7.54%  $72,565      8.00%
                                      ========            ========             ========             ========
                                           Within            After One But       After Five But           After
                                          One Year         Within Five Years    Within Ten Years        Ten Years
                                      ------------------  ------------------   -------------------  ------------------
Securities Held to Maturity            Amount     Yield    Amount     Yield     Amount      Yield    Amount     Yield
                                      --------  --------  --------  --------   --------   --------  --------  --------
U.S. Treasury and U.S.
  government agencies                     --        --      $2,525       6.31%     --         --        --        --
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

LOAN PORTFOLIO
(In Thousands)

                                                                  December 31
                                            ----------------------------------------------------
                                               2000       1999       1998      1997      1996
                                            ---------- ----------  --------  --------  --------
Commercial and financial                      $480,586   $505,963   $457,682  $427,826  $386,647
Real estate - construction and development     120,748     75,117     77,349    65,513    55,738
Real estate - residential mortgages            317,370    321,568    336,365   329,086   294,746
Consumer                                        60,994     57,972     62,682    64,491    67,051
Indirect automobile                             78,571    103,329     70,943     4,159         0
                                            ---------- ---------- ----------  --------  --------
                                            $1,058,269 $1,063,949 $1,005,021  $891,075  $804,182
                                            ========== ========== ==========  ========  ========

The loan portfolio includes domestic loans only as the Company has no foreign loans. The Company has no other category of loans whose concentration exceeds 10% of total loans.

SELECTED LOAN MATURITIES AND
SENSITIVITY TO INTEREST RATES
DECEMBER 31, 2000
(In Thousands)

                                                              Loan Maturities
                                           ---------------------------------------------------
                                                         After One
                                              Within     But Within     After
                                             One Year    Five Years   Five Years     Total
                                           ---------------------------------------------------

Commercial and financial                      $128,614     $147,643     $204,329     $480,586
Real estate - construction
  and development                               32,970       75,740       12,038      120,748
Real estate - residential mortgages            148,587       73,648       95,135      317,370
Consumer                                        40,489       18,944        1,561       60,994
Indirect  automobile                            23,736       54,786           49       78,571
                                              --------     --------     --------   ----------
                                              $374,396     $370,761     $313,112   $1,058,269
                                              ========     ========     ========   ==========

Predetermined rates                           $159,347     $223,257     $269,055     $651,659
Floating rates                                 215,049      147,504       44,057      406,610
                                              --------     --------     --------   ----------
                                              $374,396     $370,761     $313,112   $1,058,269
                                              ========     ========     ========   ==========

For amortizing loans, scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in the within one year category.

NONPERFORMING LOANS

Information with respect to the Company's nonperforming loans is included in the section captioned "Nonperforming Assets" and footnote F to the consolidated financial statements included on pages 13 and 35, respectively, of the Company's annual report to shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

                                           2000          1999         1998       1997       1996
                                        ----------    ---------- ---------- ---------- ---------
Balance, beginning of year                  $9,854      $9,010     $9,209     $9,167     $9,318
Charge-offs:
  Commercial and financial                  17,183 (1)     968        646        296        661
  Real estate - construction
    and development                            --          --         --         --         --
  Real estate - residential mortgages           87         149        289         98        115
  Consumer                                     171         257        206        227        249
  Indirect automobile                        1,842       1,656        214        --         --
                                        ----------    ---------- ---------- ---------- ---------
    Total charge-offs                       19,283       3,030      1,355        621      1,025
                                        ----------    ---------- ---------- ---------- ---------
Recoveries:
  Commercial and financial                      80         112         51         53        231
  Real estate - construction
    and development                            --          --         --         --         --
  Real estate - residential mortgages           15          32         33        225        120
  Consumer                                      89          82         97         85        109
  Indirect automobile                          184         197          3        --         --
                                        ----------    ---------- ---------- ---------- ---------
    Total recoveries                           368         423        184        363        460
                                        ----------    ---------- ---------- ---------- ---------
Net charge-offs                             18,915       2,607      1,171        258        565
                                        ----------    ---------- ---------- ---------- ---------
Provision for loan losses                   19,040       3,451        972        300        414
                                        ----------    ---------- ---------- ---------- ---------
Balance, end of year                        $9,979      $9,854     $9,010     $9,209     $9,167
                                        ==========    ========== ========== ========== =========
Average loans, net
   of unearned income                   $1,056,434  $1,019,338   $925,522   $817,262   $767,755
                                        ==========    ========== ========== ========== =========
Net charge-offs
  to average loans, net of
   unearned income                            0.26%       0.26%      0.13%      0.03%      0.07%
                                        ==========    ========== ========== ========== =========

(1) See Item 3. Legal Proceedings.

The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses. Management determines the adequacy of the allowance based upon reviews of individual credits, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. The allowance for loan losses is increased by charges to operating earnings and reduced by charge-offs, net of recoveries. See Provision for Loan Losses and Allowance for Loan Losses included on pages 9 and 10 of the Company's annual report to shareholders for the year ended December 31, 2000, incorporated herein by reference, for a discussion of factors affecting loan loss experience during 2000

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars In Thousands)

                               2000                  1999                  1998                  1997                  1996
                       --------------------- --------------------- --------------------- --------------------- ---------------------
                                    % Of                  % Of                  % Of                  % Of                  % Of
                       Allocation  Loans In  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In  Allocation  Loans In
                           Of        Each        Of        Each        Of        Each        Of        Each        Of        Each
                        Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category   Allowance  Category
                        For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total   For Loan   To Total
                         Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans
                       ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Commercial and
 financial                $4,962      45.42%    $4,973      47.56%    $5,020      45.53%    $5,926      48.01%    $6,068      48.08%
Real estate -
 construction
 and development             446      11.41%       486       7.06%       588       7.70%     1,343       7.35%     1,576       6.93%
Real estate -
 residential mortgages       298      29.99%       328      30.22%       715      33.47%       654      36.93%       498      36.65%
Consumer                   1,395       5.76%       966       5.45%     1,123       6.24%     1,286       7.24%     1,025       8.34%
Indirect automobile        2,878       7.42%     3,101       9.71%     1,564       7.06%         0       0.47%         0       0.00%
                       ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                          $9,979     100.00%    $9,854     100.00%    $9,010     100.00%    $9,209     100.00%    $9,167     100.00%
                       ========== ========== ========== ========== ========== ========== ========== ========== ========== ==========


MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 AND OVER
DECEMBER 31, 2000
(In Thousands)
                                                  Certificates
                                                  Of Deposit    Other       Total
                                                  ----------  ----------  ----------
Three months or less                                $49,212     $15,532     $64,744
Over three through six months                        40,865         --       40,865
Over six through twelve months                       12,088         --       12,088
Over twelve months                                   19,704         --       19,704
                                                  ----------  ----------  ----------
                                                   $121,869     $15,532    $137,401
                                                  ==========  ==========  ==========

RETURN ON EQUITY AND ASSETS

Selected ratios for the years 2000, 1999 and 1998 are included on the inside front cover of the Company's annual report to shareholders for the year ended December 31, 2000 and are incorporated herein by reference.




FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER
AGREEMENTS TO REPURCHASE
(Dollars In Thousands)

Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions. The detail of these short-term borrowings for the years 2000, 1999 and 1998 follows:

                                                      2000        1999        1998
                                                  ----------  ----------  ----------
 Federal funds purchased:
  Balance at year end                               $47,935     $42,390     $12,090
  Average during the year                            41,227      36,515       8,534
  Maximum amount outstanding at any month end        52,028      43,845      27,735
  Weighted average rate during the year                6.37%       5.11%       5.20%
  Weighted average rate on December 31                 6.66%       5.01%       5.36%


                                                      2000        1999        1998
                                                  ----------  ----------  ----------
 Securities sold under agreements to repurchase:
  Balance at year end                              $274,040    $319,368    $276,454
  Average during the year                           249,303     267,805     246,585
  Maximum amount outstanding at any month end       289,504     325,404     330,308
  Weighted average rate during the year                5.79%       4.60%       4.99%
  Weighted average rate on December 31                 6.12%       4.50%       4.48%


ITEM 2. PROPERTIES

The Bank maintains a main office, warehouse, operations center and 26 branches in Jefferson County, Kentucky. The Bank owns 19 branch offices and the warehouse, leases 4 branch offices, its operations center and the main office, and owns the buildings but leases the land with regard to 3 branches. The Bank also operates 40 automated teller machines, at various locations in its traditional market of Jefferson County, Kentucky. The Savings Bank owns its main office facility and operates one automatic teller machine in Oldham County, Kentucky. See footnote H to the consolidated financial statements on page 36 of the Company's annual report to shareholders for the year ended December 31, 2000, which is incorporated herein by reference, for additional information on premises, equipment and lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

In November 2000, partial summary judgment was rendered against the Bank in a 7-year-old lawsuit arising from the collapse of Kentucky Central Life Insurance Company that involved certain real estate loans. Kentucky Central Life Ins. Co. in Liquidation, George Nichols III, Liquidator v. Mid-America Bank of Louisville and Trust Company, No. 93-CI-01967-AP-011 Franklin County (KY) Circuit Court. The partial summary judgment calls for the Bank to pay $16.5 million, which will reverse the impact of the collateral liquidation used to pay off the related loans.
 In the fourth quarter of 2000, the Bank recorded a provision for loan losses related to these loans and recorded a corresponding loan charge-off of $16.5 million. Additionally, the Bank recorded a provision for litigation settlement of $13.5 million for the pre-judgment interest between 1993 and December 31, 2000.
 As of December 31, 2000, the partial judgment was not final or appealable. The Bank intends to appeal the Circuit Court decision and, if required to make payment under a final judgment, seek remedies from appropriate parties.

The Company is also a party to other routine legal proceedings which management believes will not have a material adverse effect on the Companys financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names and ages as of December 31, 2000, of the Company's executive officers, positions held, and the year from which held.  The Company's executive officers are appointed annually by the Board of Directors and each, except Bertram W.
Klein and Paul E. Henry, is employed pursuant to an employment agreement.
                                                             Year From
Name                    Age      Position Held               Which Held

Bertram W. Klein         70     Chairman of the Board of        1985
                                the Company and the Bank.
                                Member of the Bank Executive
                                Committee.

R. K. Guillaume         57      Vice Chairman, Chief            1995
                                Executive Officer and
                                Director of the Company
                                and the Bank. Member of
                                the Bank Executive Committee.

Orson Oliver            57      President and Director          1985
                                of the Company and the Bank.
                                Member of the Bank Executive
                                Committee.

David N. Klein          44      Chief Operating Officer,        1998
                                and Executive Vice President
                                of the Bank.  Member of the
                                Bank Executive Committee.
                                President of the Savings Bank.

Steven A. Small         47      Treasurer of the Company        1993
                                and Executive Vice President,
                                Chief Financial Officer and
                                member of the Executive
                                Committee of the Bank.

Paul E. Henry           65      Executive Vice President        1989
                                and member of the Executive
                                Committee of the Bank.

William J. Hornig       51      Executive Vice President        1995
                                and member of the Executive
                                Committee of the Bank.

Richard B. Klein        42      Executive Vice President        1991
                                and member of the Executive
                                Committee of the Bank.

Donald R. LaMar         50      Executive Vice President and    1995
                                member of Executive Committee
                                of the Bank and President of
                                Mid-America Gift Certificate
                                Company.

David C. Meece          47      Executive Vice President        1995
                                and member of Executive
                                Committee of the Bank.

Gail W. Pohn            62      Executive Vice President        1993
                                and member of the Executive
                                Committee of the Bank.

John T. Rippy           39      Executive Vice President        1999
                                and General Counsel, and
                                member of the Executive
                                Committee of the Bank.

Marlyn Y. Smith         64      Executive Vice President        1995
                                and member of Executive
                                Committee of the Bank.

Mr. David Klein, Executive Vice President of the Bank since 1991, was named Chief Operating Officer and Executive Vice President of the Bank in 1998.

Mr. Rippy joined the Companys subsidiary bank in April 1994 as Senior Vice President, Legal. In October 1998, Mr. Rippy was appointed General Counsel and in April 1999, Mr. Rippy was appointed to his current position.

All other executive officers have served the Company or the Bank in the executive officer capacities identified above for more than five years.



                               PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                     RELATED SECURITY HOLDER MATTERS

The information captioned "Market for MidAmerica Bancorp's Stock and Related Security Holder Matters" included on page 25 of the Company's annual report to shareholders for the year ended
December 31, 2000, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information captioned "Summary of Financial Data" included on page 23 of the Company's annual report to shareholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 8 through 19 of the Company's annual report to shareholders for the year ended
December 31, 2000, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK

The information captioned Interest Rate Sensitivity Management
(Market Risk) included on pages 14 and 15 of the Companys annual report to shareholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and report of independent auditors included on pages 26 through 50 in the Company's annual report to shareholders for the year ended December 31, 2000, are incorporated herein by reference:

     Independent Auditors' Report
     Consolidated balance sheets  December 31, 2000 and 1999
     Consolidated statements of income -
          years ended December 31 2000, 1999 and 1998
     Consolidated statements of changes in shareholders' equity -
          years ended December 31, 2000, 1999 and 1998
     Consolidated statements of comprehensive income-
          years ended December 31, 2000, 1999 and 1998
     Consolidated statements of cash flows -
          years ended December 31, 2000, 1999 and 1998
     Notes to consolidated financial statements

The information captioned "Quarterly Financial Data" included on page 24 of the Company's annual report to shareholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information appearing under the heading "EXECUTIVE OFFICERS OF REGISTRANT" appearing in Part I of this Form 10-K and the information appearing under the headings "PROPOSAL 1 - ELECTION OF DIRECTORS" on pages 4 through 9 and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE on page 19 of the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders to be held April 26, 2001, are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the heading "EXECUTIVE COMPENSATION" on pages 10 through 17 and COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION on page 18 of the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders to be held April 26, 2001, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information appearing under the headings "PRINCIPAL
SHAREHOLDERS" and "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders to be held April
26, 2001, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and OTHER TRANSACTIONS in the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders to be held April 26, 2001, is incorporated herein by reference.



                          PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

       a-l     Financial Statements

               See Part II, Item 8 for a listing of all financial statements and the report of independent auditors which is incorporated herein by reference.

       a-2     Financial Statement Schedules

               All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

       a-3     Exhibits

               The exhibits filed as part of this report on Form 10-K are listed on the Exhibit Index appearing on pages 21 through 23 of this annual report on Form 10-K, which are incorporated herein by reference.

       b       Reports on Form 8-K

               The Company filed a report on Form 8-K on November
               17, 2000, to report the partial summary judgement against the Bank in a 7-year-old case arising from the collapse of Kentucky Central Life Insurance Company.






                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MID-AMERICA BANCORP


March 26, 2001                          BY:  /s/ R. K. Guillaume
                                             R. K. Guillaume
                                             Chief Executive Officer and
                                             Vice Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Bertram W. Klein            Chairman of the Board           March 26, 2001
Bertram W. Klein

/s/ R.K. Guillaume              Chief Executive Officer         March 26, 2001
R.K. Guillaume                  and Vice Chairman of
                                the Board

/s/ Orson Oliver                President and Director          March 26, 2001
Orson Oliver

/s/ Steven A. Small             Treasurer                       March 26, 2001
Steven A. Small                 (Principal Accounting
                                Officer)

/s/ Leslie D. Aberson           Director                        March 26, 2001
Leslie D. Aberson

/s/ Robert P. Adelberg          Director                        March 26, 2001
Robert P. Adelberg

/s/ William C. Ballard, Jr.     Director                        March 26, 2001
William C. Ballard, Jr.

/s/ James E. Cain               Director                        March 26, 2001
James E. Cain

/s/ Martha Layne Collins        Director                        March 26, 2001
Martha Layne Collins

/s/ Wendell H. Ford             Director                        March 26, 2001
Wendell H. Ford

/s/ David Jones, Jr.            Director                        March 26, 2001
David Jones, Jr.

/s/ Peggy Ann Markstein         Director                        March 26, 2001
Peggy Ann Markstein

/s/ Donald G. McClinton         Director                        March 26, 2001
Donald G. McClinton

/s/ Jerome J. Pakenham          Director                        March 26, 2001
Jerome J. Pakenham

/s/ John S. Palmore             Director                        March 26, 2001
John S. Palmore

/s/ Woodford R. Porter, Sr.     Director                        March 26, 2001
Woodford R. Porter, Sr.

/s/ Benjamin K. Richmond        Director                        March 26, 2001
Benjamin K. Richmond

/s/ Raymond L. Sales            Director                        March 26, 2001
Raymond L. Sales

/s/ Victor A. Staffieri         Director                        March 26, 2001
Victor A. Staffieri

                                Director                        March 26, 2001
Henry C. Wagner





                        INDEX TO EXHIBITS


3(a)    Restated Articles of Incorporation of MidAmerica
        Bancorp filed with the Secretary of State of Kentucky on May 4, 1989; as amended by Articles of Amendment filed with the Secretary of State of Kentucky on April 19, 1993, March 13, 1995, March 5, 1998 and
        January 11, 1999 are incorporated by reference to Exhibit
        (3a)to the Companys annual report on Form 10-K for the year ended December 31, 1998.

  (b) By-Laws of MidAmerica Bancorp are incorporated by reference to Exhibit 3(b) to the Companys annual report on Form 10-K for the year ended December 31, 1995.

4. Amended and Restated Articles of Incorporation, By-Laws, and Shareholder Rights Agreement, dated February 23, 1998, between MidAmerica
        Bancorp and Mid-America Bank of Louisville and
        Trust Company are incorporated by reference to
        Exhibit 3 (a) to the Companys annual report on Form 10-K for the year ended December 31, 1998, Exhibit
        3 (b) to the Companys annual report on Form 10-K for the year ended December 31, 1995, and Exhibit
        4 to the Companys report on Form 8-K dated
        February 23, 1998, respectively.

10.     Material Contracts

10.(a)  MidAmerica Bancorp Non-Employee Directors
        Deferred Compensation Plan incorporated by reference to Exhibit 10(a) of the Companys annual report on Form 10-K for the year ended December 31, 1999.(*)

10.(b) Employment Agreement between the Company and Orson Oliver incorporated by reference to Exhibit 10 (b) of the Companys annual report on form 10-K for the year ended
        December 31, 1995.(*)

10.(c)  Employment Agreement between the Company and
        R. K. Guillaume. (*)

10.(d) Employment Agreement between the Company and David N. Klein incorporated by reference to Exhibit 10 (d) of the Companys annual report of Form 10-K for the year ended December
        31, 1995.(*)

10.(e) Employment Agreement between the Company and Richard B. Klein incorporated by reference to Exhibit 10 (e) of the Companys annual report of Form 10-K for the year ended December 31, 1995.(*)

10.(f) Employment Agreement between the Company and John T. Rippy incorporated by reference to Exhibit 10 (a) of the Companys quarterly report on Form 10-Q for the quarter ended September
        30, 1999.(*)

10.(g) Employment Agreement between the Company and Gail Pohn incorporated by reference to Exhibit 10 (g) of the Companys annual report on Form 10-K for the year ended December
        31, 1995.(*)

10.(h) Employment Agreement between the Company and Steven Small incorporated by reference to Exhibit 10 (b) of the Companys quarterly report on Form 10-Q for the quarter ended
        September 30, 1999.(*)

10.(i)  Amended and Restated MidAmerica Bancorp
        Incentive Stock Option Plan is incorporated herein by reference to Post-Effective Amendment
        Number 1 to Form S-8 Registration Statement No.
        2-92270.(*)

10.(j)  MidAmerica Bancorp 1991 Incentive Stock Option
        Plan is incorporated by reference to Exhibit
        28 to Registration Statement No. 33-42989(*)

10.(k)  MidAmerica Bancorp 1996 Management Incentive
        Compensation Plan incorporated by reference to
        Exhibit 10 (l) of the Companys annual report on Form 10-K for the year ended December 31, 1996.(*)

10.(l)  Employment Agreement between the Company and
        William J. Hornig incorporated by reference to
        Exhibit 10 of the Companys quarterly report on Form 10-Q for the quarter ended March 31, 1998.(*)

10.(m)  1995 Incentive Stock Option plan of MidAmerica
        Bancorp.(*)

10.(n) Employment Agreement between the Company and Donald L. LaMar incorporated by reference to Exhibit 10 (a) of the Companys quarterly report on Form 10-Q for the quarter ended
        June 30,1999.(*)

10.(o) Employment Agreement between the Company and David C. Meece incorporated by reference to Exhibit 10 (b) of the Companys quarterly report on Form 10-Q for the quarter ended
        June 30,1999.(*)

10.(p) Employment Agreement between the Company and Marlyn Y. Smith incorporated by reference to Exhibit 10 (c) of the Companys quarterly report on Form 10-Q for the quarter ended
        June 30, 1999.(*)

10.(q) Resolution regarding the future employment of Bertram W. Klein. (*)

    * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 of this report.

11.     Statement re Computation of per share earnings.

13. Selected portions of the annual report to shareholders for the year ended December 31, 2000.

21.     Subsidiaries of the Company.

23.     Consent of independent auditors.

99.     Additional Exhibits

        Form 11-K



                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          ______________



                             EXHIBITS

                            filed with


                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 2000

                  Commission file number 1-10602


                         ________________


                        MIDAMERICA BANCORP