Form 10-K/A
period 2000-12-31
MID AMERICA BANCORP/KY/
filed 2001-04-02
CIK 711083

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM l0-K/A

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

Introduction - This amendment to Form 10K is for the sole purpose of correcting formatting errors that were contained in the Summary of Loan Loss Experience table in Part I, Item 1 and the Consolidated Balance Sheets in Exhibit 13 of the Form 10K.

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

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

                                           2000          1999         1998       1997       1996
                                        ----------    ---------- ---------- ---------- ---------
Balance, beginning of year                  $9,854      $9,010     $9,209     $9,167     $9,318
Charge-offs:
  Commercial and financial                  17,183 (1)     968        646        296        661
  Real estate - construction
    and development                            --          --         --         --         --
  Real estate - residential mortgages           87         149        289         98        115
  Consumer                                     171         257        206        227        249
  Indirect automobile                        1,842       1,656        214        --         --
                                        ----------    ---------- ---------- ---------- ---------
    Total charge-offs                       19,283       3,030      1,355        621      1,025
                                        ----------    ---------- ---------- ---------- ---------
Recoveries:
  Commercial and financial                      80         112         51         53        231
  Real estate - construction
    and development                            --          --         --         --         --
  Real estate - residential mortgages           15          32         33        225        120
  Consumer                                      89          82         97         85        109
  Indirect automobile                          184         197          3        --         --
                                        ----------    ---------- ---------- ---------- ---------
    Total recoveries                           368         423        184        363        460
                                        ----------    ---------- ---------- ---------- ---------
Net charge-offs                             18,915       2,607      1,171        258        565
                                        ----------    ---------- ---------- ---------- ---------
Provision for loan losses                   19,040       3,451        972        300        414
                                        ----------    ---------- ---------- ---------- ---------
Balance, end of year                        $9,979      $9,854     $9,010     $9,209     $9,167
                                        ==========    ========== ========== ========== =========
Average loans, net
   of unearned income                   $1,056,434  $1,019,338   $925,522   $817,262   $767,755
                                        ==========    ========== ========== ========== =========
Net charge-offs
  to average loans, net of
   unearned income                            1.79%       0.26%      0.13%      0.03%      0.07%
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
