Form 10-Q
period 2001-03-31
MID AMERICA BANCORP/KY/
filed 2001-05-14
CIK 711083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2001

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
April 30, 2001: 11,011,022 shares of common stock, no par value

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

     Consolidated Balance Sheets - March 31, 2001 and December 31, 2000
     Consolidated Statements of Income - three months ended March 31, 2001 and 2000
     Consolidated Statements of Changes in Shareholders’ Equity - three months ended
     March 31, 2001 and 2000
     Consolidated Statements of Comprehensive Income - three months ended March 31, 2001 and 2000
     Consolidated Statements of Cash Flows - three months ended March 31, 2001 and 2000
     Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
In Thousands, Except Share and Per Share Amounts
Unaudited
                                                        March 31     December 31
                                                       ------------  ------------
                                                          2001          2000
                                                       ------------  ------------
ASSETS
Cash and due from banks                                    $33,963       $55,421
Securities purchased under agreements to resell             30,000            --
Securities available for sale, amortized cost
  of $530,181 (2001) and $625,230 (2000)                   538,384       630,312
Securities held to maturity, fair value of
  $2,580 (2001) and $2,555 (2000)                            2,525         2,525
Loans, net of unearned income                            1,094,971     1,058,269
Allowance for loan losses                                  (10,079)       (9,979)
                                                       ------------  ------------
  Loans, net                                             1,084,892     1,048,290
Premises and equipment                                      21,072        21,153
Other assets                                                43,220        46,249
                                                       ------------  ------------
    TOTAL ASSETS                                        $1,754,056    $1,803,950
                                                       ============  ============

LIABILITIES
Deposits:
  Non-interest bearing                                    $144,201      $163,534
  Interest bearing                                         919,098       865,774
                                                       ------------  ------------
    Total deposits                                       1,063,299     1,029,308

Securities sold under agreements to repurchase             270,511       274,040
Federal funds purchased                                     52,225        47,935
Gift certificates outstanding                               77,143       164,908
Advances from the Federal Home Loan Bank                    59,597        61,954
Litigation settlement reserve                               30,551        30,000
Accrued expenses and other liabilities                      16,715        17,436
                                                       ------------  ------------
    TOTAL LIABILITIES                                    1,570,041     1,625,581

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                      --            --
Common stock, no par value, stated value $2.77
  per share; authorized - 15,000,000 shares;
  issued and outstanding - 11,009,090 shares
  (2001); 11,006,600 shares (2000)                          30,530        30,523
Additional paid-in capital                                 140,112       140,077
Retained earnings                                            7,589         4,552
Accumulated other comprehensive income                       5,784         3,217
                                                       ------------  ------------
    TOTAL SHAREHOLDERS' EQUITY                             184,015       178,369
                                                       ------------  ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,754,056    $1,803,950
                                                       ============  ============

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
In Thousands, Except Per Share Amounts
Unaudited
                                                                 Three months
                                                                ended March 31
                                                            -----------------------
INTEREST INCOME:                                              2001         2000
                                                            ----------  -----------
Interest and fees on loans                                    $23,980      $23,585
Interest and dividends on:
  Taxable securities                                            7,728        6,796
  Tax-exempt securities                                           816          746
Interest on federal funds sold                                    161           47
Interest on securities purchased under
  agreements to resell                                            425          385
                                                            ----------  -----------
    Total interest income                                      33,110       31,559
                                                            ----------  -----------

INTEREST EXPENSE:
Interest on deposits                                           11,017        9,128
Interest on federal funds purchased and
  securities sold under agreements to repurchase                4,446        4,449
Interest on Federal Home Loan Bank advances                       903        1,008
                                                            ----------  -----------
    Total interest expense                                     16,366       14,585
                                                            ----------  -----------
Net interest income before provision for loan losses           16,744       16,974
Provision for loan losses                                         341          575
                                                            ----------  -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                              16,403       16,399
                                                            ----------  -----------

NON-INTEREST INCOME:
Trust fees                                                        793          820
Service charges on deposit accounts                             1,617        1,573
Gift certificate fees                                             877          556
Other                                                           1,012        1,458
                                                            ----------  -----------
    Total non-interest income                                   4,299        4,407
                                                            ----------  -----------

OTHER OPERATING EXPENSES:
Salaries and employee benefits                                  7,493        6,961
Occupancy expense                                                 846          865
Furniture and equipment expenses                                1,182        1,137
Provision for litigation settlement reserve                       600           --
Other                                                           2,989        2,814
                                                            ----------  -----------
    Total other operating expenses                             13,110       11,777
                                                            ----------  -----------
Income before income taxes                                      7,592        9,029
Income tax expense                                              1,912        2,611
                                                            ----------  -----------
NET INCOME                                                     $5,680       $6,418
                                                            ==========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                        11,008       10,990
  Diluted                                                      11,137       11,137

NET INCOME PER COMMON SHARE
  Basic                                                         $0.52        $0.58
  Diluted                                                        0.51         0.57

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
In Thousands, Except Per Share Amounts
Unaudited
                                                                 Three months
                                                                ended March 31
                                                            -----------------------
                                                              2001         2000
                                                            ----------  -----------
Balance, January 1                                           $178,369     $178,548
Net income                                                      5,680        6,418
Other comprehensive income (loss), net of tax                   2,567          (79)
Cash dividends - $.24 (2001) and $.223 (2000)                  (2,643)      (2,468)
Stock options exercised, including related tax benefits            42          461
                                                            ----------  -----------
Balance, March 31                                            $184,015     $182,880
                                                            ==========  ===========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited
                                                                 Three months
                                                                ended March 31
                                                            -----------------------
                                                              2001         2000
                                                            ----------  -----------

Net Income                                                     $5,680       $6,418

Other comprehensive income (loss), net of tax:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the period          2,028            7
    Less reclassification adjustment for (gains) losses
      included in net income                                       --           --
                                                            ----------  -----------
                                                                2,028            7
  Cash flow hedging activity:
    Transition adjustment reflecting the cumulative effect
      of a change in accounting principle January 1, 2001,
      net of tax                                                  439           --

    Increase in fair value during the period, net of tax          123           --

    Reclassification of gain related to terminated interest
      rate swap, net of tax                                       (89)          --
                                                            ----------  -----------
    Net impact of cash flow hedges                                473           --

  Pension liability adjustment                                     66          (86)
                                                            ----------  -----------
Other comprehensive income (loss)                               2,567          (79)
                                                            ----------  -----------
COMPREHENSIVE INCOME                                           $8,247       $6,339
                                                            ==========  ===========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited
                                                                 Three months
                                                                ended March 31
                                                            -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                         2001         2000
                                                            ----------  -----------
Net income                                                     $5,680       $6,418
 Adjustments to reconcile net income to net cash provided
       by operating activities:
    Depreciation, amortization and accretion, net              (1,433)        (362)
    Provision for loan losses                                     341          575
    Provision for litigation settlement reserve                   600           --
    Federal Home Loan Bank stock dividend                        (341)        (310)
    Gains on sales of real estate                                 (72)        (285)
    Deferred taxes                                              1,292          922
    Tax benefit from stock option exercises                         9           42
    Decrease (increase) in interest receivable                  1,062         (462)
    Decrease (increase) in other assets                         1,986       (1,099)
    Decrease in accrued expenses and other liabilities         (2,615)      (3,244)
                                                            ----------  -----------
Net cash provided by operating activities                       6,509        2,195
                                                            ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                 (897,956)    (834,532)
  Proceeds from maturities of securities available for sale   995,564      950,616
  Purchases of securities held to maturity                         --         (924)
  Proceeds from maturities of securities held to maturity          --        2,300
  (Increase) decrease in loans                                (37,032)       8,555
  Proceeds from sales of other real estate                        142          422
  Purchases of premises and equipment                            (753)        (388)
  Proceeds from sales of premises and equipment                    48          418
                                                            ----------  -----------
Net cash provided by investing activities                      60,013      126,467
                                                            ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                     33,991       15,276
  Net decrease in securities sold under agreements
    to repurchase                                              (3,529)     (57,866)
  Net increase (decrease) in federal funds purchased            4,290       (3,730)
  Repayment of advances from the Federal Home Loan Bank        (2,357)      (1,678)
  Decrease in gift certificates outstanding                   (87,765)     (61,332)
  Stock options exercised                                          33          377
  Dividends paid                                               (2,643)      (2,468)
                                                            ----------  -----------
Net cash used in financing activities                         (57,980)    (111,421)
                                                            ----------  -----------
Net increase in cash and cash equivalents                       8,542       17,241
Cash and cash equivalents at January 1                         55,421       41,478
                                                            ----------  -----------
Cash and cash equivalents at March 31                         $63,963      $58,719
                                                            ==========  ===========

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.         The accounting and reporting policies of MidAmerica Bancorp and its subsidiaries (the Company) conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For more information, refer to the Summary of Significant Accounting Policies footnote which appears in the Company’s 2000 Annual Report and Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

2.         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133. “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). In June 1999 and June 2000, the FASB issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133", and SFAS No. 138 “Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133", respectively. Statement 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Under Statement 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk.

         The Company utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. The following is a summary of the Company's accounting policies for derivative instruments and hedging activities under Statement 133, as amended.

         Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in earnings on each quarterly measurement date. The cash flow hedges are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expenses of the related asset or liability.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

         On January 1, 2001, the Company implemented Statement 133, as amended. At that date, the Company had two interest rate swap agreements which were designated as cash flow hedges. The implementation of Statement 133, as amended, resulted in the recognition of derivative instruments as assets totaling $676,000, an increase in deferred tax liabilities of $237,000 and an increase in other comprehensive income of $439,000.

         During the first quarter of 2001, a cash flow hedge with a notional amount of $50 million was terminated at a gain of $865,000. The gain is being recognized over the remaining term of the agreement. During the quarter a gain of $89,000 net of tax, was recognized in earnings related to this instrument. The second instrument matured on February 27, 2001. At March 31, 2001, the Company had no derivative instruments.

3.         The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three months ended March 31. Appropriate share and per share information in the consolidated financial statements has been adjusted for the 3% stock dividend declared in November 2000.

         In thousands, except per share amounts
                                                       Three Months Ended
                                                            March 31
                                                     -----------------------
                                                        2001         2000
                                                     ----------  -----------
Net income, basic and diluted                           $5,680       $6,418
                                                     ==========  ===========

Average shares outstanding                              11,008       10,990
Effect of dilutive securities                              129          147
                                                     ----------  -----------
Average shares outstanding including
   dilutive securities                                  11,137       11,137
                                                     ==========  ===========

Net income per share, basic                              $0.52        $0.58
                                                     ==========  ===========

Net income per share, diluted                            $0.51        $0.57
                                                     ==========  ===========

4.         The amortized cost and fair value of securities available for sale are summarized as follows:

         In thousands
                                        March 31, 2001        December 31, 2000
                                    ------------------------------------------------
                                    Amortized      Fair      Amortized      Fair
                                       Cost        Value        Cost       Value
                                    -----------  ----------  ----------- -----------
U.S. Treasury and U.S. government
  agencies                            $219,133    $220,717     $336,133    $337,114
Collateralized mortgage obligations    198,465     201,115      184,126     185,449
States and political subdivisions       64,880      68,662       62,663      65,359
Corporate obligations                   25,164      25,351       20,310      20,392
Federal Reserve and Federal Home
  Loan Bank Stock                       22,539      22,539       21,998      21,998
                                    -----------  ----------  ----------- -----------
                                      $530,181    $538,384     $625,230    $630,312
                                    ===========  ==========  =========== ===========

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

        The amortized cost and fair value of securities held to maturity are summarized as follows:

         In thousands
                                        March 31, 2001        December 31, 2000
                                    ------------------------------------------------
                                    Amortized      Fair      Amortized      Fair
                                       Cost        Value        Cost       Value
                                    -----------  ----------  ----------- -----------
U.S. Treasury and U.S. government
  agencies                              $2,525      $2,580       $2,525      $2,555
                                    ===========  ==========  =========== ===========

5.         Activity in the allowance for loan losses for the three months ended March 31, 2001 and 2000 follows:

         In thousands
                                        March 31,    March 31,
                                           2001        2000
                                        -----------  ----------
Balance, January 1                          $9,979      $9,854

Loans charged-off                             (448)       (615)
Recoveries                                     207          62
                                        -----------  ----------
Net loans charged-off                         (241)       (553)

Provision for loan losses                      341         575
                                        -----------  ----------
Balance, end of period                     $10,079      $9,876
                                        ===========  ==========

6.         Significant components of other non-interest income and operating expenses are set forth below:

         In thousands
                                                    Three months ended
                                                         March 31
                                                   -----------------------
                                                      2001        2000
                                                   ----------- -----------

Other non-interest income:
   Gains on sales of real estate                          $95        $285
   Other                                                  917       1,173
                                                   ----------- -----------
                                                       $1,012      $1,458
                                                   =========== ===========
         In thousands
                                                    Three months ended
                                                         March 31
                                                   -----------------------
                                                      2001        2000
                                                   ----------- -----------

Other operating expenses:
      Advertising and marketing                          $394        $288
      Operating supplies                                  395         318
      Legal and professional fees                         321         347
      Taxes, other than income taxes                      447         417
      Other                                             1,432       1,444
                                                   ----------- -----------
                                                       $2,989      $2,814
                                                   =========== ===========

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

7.         Selected financial information by business segment for March 2001 and 2000 follows:

         In thousands
                                                    Three months ended
                                                         March 31
                                                   -----------------------
                                                      2001        2000
                                                   ----------- -----------
Net interest income
   Banking                                            $15,136     $15,586
   Gift certificate subsidiary                          1,531       1,216
   Other                                                   77         172
                                                   ----------- -----------
      Total                                           $16,744     $16,974
                                                   =========== ===========

Non-interest income
   Banking                                             $3,540      $3,844
   Gift certificate subsidiary                            761         549
   Other (a)                                            1,828       1,872
   Eliminations (a)                                    (1,830)     (1,858)
                                                   ----------- -----------
      Total                                            $4,299      $4,407
                                                   =========== ===========

Net Income
   Banking                                             $4,587      $5,454
   Gift certificate subsidiary                          1,139         821
   Other                                                  (46)        143
                                                   ----------- -----------
      Total                                            $5,680      $6,418
                                                   =========== ===========

Assets as of March 31
   Banking                                         $1,674,776  $1,561,558
   Gift certificate subsidiary                         90,074      70,735
   Other                                                7,730      12,542
   Eliminations                                       (18,524)     (7,401)
                                                   ----------- -----------
      Total                                        $1,754,056  $1,637,434
                                                   =========== ===========

(a) Data processing revenues, for services provided to the banking segment and certain other operating areas by the data processing subsidiary, are eliminated in the consolidated statement of income.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This item discusses the results of operations for the Company for the three months ended March 31, 2001, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at March 31, 2001 as compared to December 31, 2000. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

         RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 2001 was $5.680 million or $0.51 per share on a diluted basis compared to $6.418 million or $0.57 per share on a diluted basis for the same period last year. Net income for the quarter ended March 31, 2001, when compared to the same period in 2000, decreased 11.5% and diluted net income per share decreased 10.5%. Excluding non-recurring gains in each quarter and $600,000 of expenses in 2001 related to the previously reported Kentucky Central lawsuit, net income in the first quarter of 2001 decreased 3.3% compared to the first quarter of 2000.

         The decreased operating performance is attributed primarily to the combination of the following factors:

  A decrease in net interest income on a tax equivalent basis of 1.2%
  An increase in the core components of non-interest income of 2.7%
  An increase in other operating expenses of 6.2%
These factors are discussed in more detail below.

         Net Interest Income

         Net interest income is the difference between interest earned on earning assets and interest incurred on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest incurred on interest bearing liabilities. The interest margin is tax equivalent net interest income divided by average earning assets. The following table summarizes the above for the three months ended March 31, 2001 and 2000.

Dollars in thousands                                    Three Months Ended
                                                             March 31
                                                    ---------------------------
                                                        2001          2000
                                                    ------------  -------------
Total interest income                                   $33,110        $31,559
Tax equivalent adjustment                                   442            413
                                                    ------------  -------------
Tax equivalent interest income                           33,552         31,972
Total interest expense                                   16,366         14,585
                                                    ------------  -------------
Tax equivalent net interest income                      $17,186        $17,387
                                                    ============  =============

Average rate on earning assets                            8.17%          8.13%
Average rate on interest bearing liabilities              5.12%          4.69%
Net interest spread, annualized                           3.05%          3.44%
Net interest margin, annualized                           4.19%          4.42%
Average earning assets                               $1,671,044     $1,576,397
Average interest bearing liabilities                 $1,295,495     $1,249,991

         Tax equivalent net interest income decreased $201,000, or 1.2%, in the first quarter of 2001, compared to the first quarter of 2000. The benefit of higher earning asset volume was offset by the impact of declining market interest rates during the first quarter of 2001. Average earning assets in the first quarter of 2001 increased $95 million, or 6.0%, compared with the first quarter of 2000. The average earning asset growth included average loan growth of $11 million, with the remaining average earning asset growth in lower yielding securities. The net interest margin declined 23 basis points to 4.19% in the first quarter of 2001, compared with 4.42% in the first quarter of 2000. The net interest spread declined 39 basis points to 3.05% in the first quarter of 2001, compared with 3.44% in the first quarter of 2000. The average rate on earning assets increased 4 basis points, while costs of interest bearing liabilities increased 43 basis points. The decline in the net interest margin and spread was primarily attributed to higher time deposit costs, arising from the higher market interest rate environment during 2000. Management anticipates that the net interest margin and net interest income will be favorably impacted in the second quarter by the repricing of maturing time deposits at lower rates and the effects of using assets currently invested in lower yielding short-term investments to fund commercial loan growth anticipated in the second quarter.

         Allowance for Loan Losses and Provision for Loan Losses

         The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses in the loan portfolio, considering nonperforming loans and overall economic conditions. In evaluating the allowance for loan losses, management considers its evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which, in management's judgment, deserve current recognition. Based on this process, the allowance for loan losses was considered adequate at March 31, 2001.

         The allowance for loan losses was $10,079,000 on March 31, 2001, and was 0.92% of loans outstanding and 132% of nonperforming loans. At December 31, 2000, the allowance for loan losses was $9,979,000 and was 0.94% of loans and 98% of nonperforming loans. Net loans charged-off in the first quarter of 2001 were $241,000, compared to $553,000 in the first quarter of 2000. Loan charge-offs related to the Company's indirect automobile lending activities aggregated $194,000 in the first quarter of 2001, compared to $516,000 in the first quarter of 2000. The provision for loan losses in the first quarter of 2001 was $341,000, compared to $575,000 in the first quarter of 2000. The decrease in the provision for loan losses related to the decreased level of charged-off loans. See "Non-Performing Loans and Assets".

         An analysis of the changes in the allowance for loan losses and selected ratios follows:

Dollars in thousands                                Three Months Ended
                                                         March 31
                                                 --------------------------
                                                      2001           2000
                                                 ------------  ------------
Balance at January 1                                  $9,979        $9,854
Loans charged off                                       (448)         (615)
Recoveries                                               207            62
                                                 ------------  ------------
  Net loans charged off                                 (241)         (553)
Provision for loan losses                                341           575
                                                 ------------  ------------
Balance March 31                                     $10,079        $9,876
                                                 ============  ============

Average loans, net of unearned income             $1,065,231    $1,053,898
Provision for loan losses to average loans             0.03%         0.05%
Allowance for loan losses to average loans             0.95%         0.94%
Allowance for loan losses to period-end loans          0.92%         0.94%

         Non-interest Income and Other Operating Expenses

         The following table sets forth the major components of non-interest income and other operating expenses for the three months ended March 31, 2001 and 2000:

In thousands                                      Three months ended
                                                       March 31
                                                 ----------------------
                                                     2001        2000
                                                 ----------  ----------

Non-Interest Income:
  Trust fees                                          $793        $820
  Service charges on deposit accounts                1,617       1,573
  Gift certificate fees                                877         556
  Gains on sales of real estate                         95         285
  Other                                                917       1,173
                                                 ----------  ----------
Total non-interest income                           $4,299      $4,407
                                                 ==========  ==========

Other Operating Expenses:
  Salaries and employee benefits                    $7,493      $6,961
  Occupancy expenses                                   846         865
  Furniture and equipment expenses                   1,182       1,137
  Provision for litigation settlement reserve          600         ---
  Advertising and marketing                            394         288
  Operating supplies                                   395         318
  Legal and professional fees                          321         347
  Taxes-bank, property and other                       447         417
  Other                                              1,432       1,444
                                                 ----------  ----------
Total other operating expenses                     $13,110     $11,777
                                                 ==========  ==========

         Non-interest income in the first quarter of 2001 included $95,000 of non-recurring gains, while non-interest income in the first quarter of 2000 included $315,000 of non-recurring gains. Excluding these gains, non-interest income in the first quarter of 2001 increased $112,000, or 2.7%, over the first quarter of 2000. Trust fees decreased $27,000 compared to the first quarter of 2000, which included $82,000 of non-recurring executor fees. Deposit service charges increased $44,000, or 2.8%, primarily from increased fees associated with increased returned check volume. Gift certificate fees increased $321,000 as a result of higher service charge levels from an increased level of unredeemed items. Fees from new retail investment products were $86,000 in the first quarter of 2001.

         Other operating expenses of $13.1 million in the first quarter of 2001, increased $1.3 million, or 11.3%, over the first quarter of 2000. Included in other operating expenses in 2001 is $600,000 of litigation settlement reserve expense associated with the previously reported Kentucky Central lawsuit. Excluding this expense, other operating expenses in the first quarter of 2001 increased 6.2% compared to the first quarter of 2000. The primary factor causing this expense increase was a $532,000, or 7.6%, increase in salaries and benefits in the first quarter of 2001 compared to the first quarter of 2000. The impact of normal salary increases since the first quarter of 2000, combined with higher staffing levels, caused this increase. Staffing levels averaged 606 full-time equivalent employees in the first quarter of 2001, compared with 578 in the first quarter of 2000. Staffing levels have increased with the introduction of new services, new distribution methods, and new branch locations. Occupancy and equipment costs were relatively unchanged. Advertising and marketing expenses increased $106,000, or 3.7%, in the first quarter of 2001 compared to the first quarter of 2000, primarily as a result of promotions for a new Southern Indiana branch, and retail loans.

         Income Taxes

         The Company had income tax expense of $1,912,000 for the first quarter of 2001 compared to $2,611,000 for the same period in 2000, which yielded effective tax rates of 25.2% for 2001 and 28.9% for 2000. The effective tax rate in 2001 was reduced primarily as a result of an increased level of low income housing, rehabilitation and school board bond tax credits available in 2001.

         FINANCIAL CONDITION

         Average assets were $1.760 billion for the first quarter of 2001, an increase of $140 million or 8.6% compared to the fourth quarter of 2000. Actual total assets decreased approximately $50 million from December 31, 2000 to March 31, 2001. The decline in actual assets from December 31, 2000, is not unusual considering the seasonally high gift certificates outstanding and securities sold under agreements to repurchase at year-end. Included in the increase in average earning assets are increases in average loans of $12 million , and increases in average securities of $107 million. The average earning asset growth was funded by a $39 million increase in average deposit balances, a $20 million increase in average gift certificates outstanding and a $61 million increase in average customer repurchase agreements and federal funds purchased.

         Nonperforming Loans and Assets

         A summary of non-performing loans and assets follows:

Dollars in thousands               March 31, 2001    December 31, 2000
                                   --------------    -----------------

Loans accounted for on a non-
   accrual basis                         $3,567              $2,149
Restructured loans                          772                 772
Loans contractually past due
   ninety days or more as to
   interest or principal payments         3,315               7,313
                                      ---------           ---------
Total nonperforming loans                 7,654              10,234
Other real estate held for sale           8,174               8,017
                                      ---------           ---------
Total nonperforming assets              $15,828             $18,251
                                      =========           =========

Nonperforming loans to total loans         0.70%               0.97%
Nonperforming assets to total assets       0.90%               1.01%
Allowance for loan losses to non-
   performing loans                         132%                 98%

         Loans classified as impaired at March 31, 2001, aggregated $5.97 million and included $1.96 million of indirect automobile loans past due 45 days or more and non-accrual and restructured loans. At December 31, 2000, impaired loans aggregated $5.34 million and included $2.42 million of past due indirect automobile loans.

         As of March 31, 2001 and December 31, 2000, the Company had $20.0 million and $16.5 million, respectively, of loans which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.

         The Company considers the level of nonperforming loans in its evaluation of the adequacy of the allowance for loan losses. See "Allowance for Loan Losses and Provision for Loan Losses".

         Other real estate held for sale aggregated $8.2 million at March 31, 2001 and was principally comprised of a completed condominium project acquired in settlement of loans in 1997. The condominium project, which had 35 unsold units at the time of acquisition, now involves 25 completed and readily marketable units and 7.5 acres of adjacent developed land. This riverfront development had a carrying value of $6.3 million on March 31, 2001. Five units are under contract for sale at March 31, 2001.

         LIQUIDITY

         Liquidity represents the Company's ability to generate cash or otherwise obtain funds at a reasonable price to satisfy commitments to borrowers as well as demands of depositors. The loan and securities portfolios are managed to provide liquidity through maturity or payments related to such assets.

         The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of Bank of Louisville. There were no dividends paid by the Bank of Louisville to the Company during that first quarter of 2001.

         CAPITAL RESOURCES

         At March 31, 2001, shareholders' equity totaled $184.0 million, an increase of $5.6 million since December 31, 2000. Net income of $5.7 million after cash dividends of $2.6 million provided $3.0 million of the increase. Proceeds and tax benefits from stock options exercised added $42,000 to shareholders' equity in the first quarter of 2001. Changes in other comprehensive income increased shareholder's equity $2.6 million in the first quarter of 2001.

         The Company's capital ratios exceed minimum regulatory requirements and are as follows:

                                 March 31,   December 31,   Minimum
                                    2001         2000       Required
                                 ----------  -----------  -----------

Leverage Ratio                     10.2%         10.8%        4.00%
Tier I risk based capital ratio    13.9%         13.8%        4.00%
Total risk based capital ratio     14.7%         14.6%        8.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's March 31, 2001 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates an improved position since December 31, 2000. The table below illustrates the simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from March 31, 2001 levels, and remained constant at those levels thereafter. Management continually evaluates this data and could make adjustments to the asset and liability structure and/or pricing policies in the future to minimize the actual impact of rate changes.

                                                    Movement in interest
                                              rates from March 31, 2001 rates
                                           ------------------------------------

                                              Increase             Decrease
                                           +50bp     +100bp    -50bp     -100bp
                                           ------    ------    ------    ------
Net interest income increase (in 1000's)   $3,000    $3,510    $1,230      $638
Net income per share increase               $0.17     $0.20     $0.07     $0.04

Forward Looking Statements

         The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section of 21E of the Securities Exchange Act of 1934. The use of words such as "believes", "estimates", "plans", "expects" and similar expressions is intended to identify forward-looking statements. All forward-looking statements included in this document are based on information available to MidAmerica Bancorp on the date hereof, and MidAmerica Bancorp assumes no obligation to update any such forward-looking statements. It is important to note that MidAmerica Bancorp's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those projected include, among others, customer concentration; cyclicality; fluctuation of interest rates; risk of business interruption; adequacy of the allowance for loan losses; valuation of other real estate; dependence on key personnel; and government regulation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2000, partial summary judgment was rendered against the Bank in a 7-year-old lawsuit arising from the collapse of Kentucky Central Life Insurance Company that involved certain real estate loans. Kentucky Central Life Ins. Co. in Liquidation, George Nichols III, Liquidator v. Mid-America Bank of Louisville and Trust Company, No. 93-CI-01967-AP-011 Franklin County (KY) Circuit Court. The partial summary judgment calls for the Bank to pay $16.5 million, which will reverse the impact of the collateral liquidation used to pay off the related loans. In the fourth quarter of 2000, the Bank recorded a provision for loan losses related to these loans and recorded a corresponding loan charge-off of $16.5 million. Additionally, the Bank recorded a provision for litigation settlement of $13.5 million for the pre-judgment interest between 1993 and December 31, 2000. As of December 31, 2000, the partial judgment was not final or appealable. The Bank intends to appeal the Circuit Court decision and, if required to make payment under a final judgment, seek remedies from appropriate parties. During the first quarter of 2001, there were no significant changes or developments that impact this matter.

The Company is also a party to other routine legal proceedings which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

        None

(b)    Reports on Form 8-K

        None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-America Bancorp
(Registrant)

Date: May 11, 2001	By:/s/ Steven Small
Steven Small
Treasurer

Date: May 11, 2001	By:/s/ Rick Guillaume
R.K. Guillaume
Chief Executive Officer