Form 10-Q
period 2001-06-30
MID AMERICA BANCORP/KY/
filed 2001-08-13
CIK 711083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2001

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
July 31, 2001: 11,049,264 shares of common stock, no par value

MIDAMERICA BANCORP

PART I. FINANCIAL INFORMATION

      The consolidated financial statements of MidAmerica Bancorp and subsidiaries (Company) submitted herewith are unaudited. However, in the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of the results for the interim periods have been made. Operating results for the periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

ITEM 1. FINANCIAL STATEMENTS

      The following unaudited consolidated financial statements of the Company are submitted herewith:

     Consolidated Balance Sheets - June 30, 2001 and December 31, 2000
     Consolidated Statements of Income - three and six months ended June 30, 2001 and 2000
     Consolidated Statements of Changes in Shareholders’ Equity - six months ended
     June 30, 2001 and 2000
     Consolidated Statements of Comprehensive Income - three and six months ended June 30,
     2001 and 2000
     Consolidated Statements of Cash Flows - six months ended June 30, 2001 and 2000
     Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
In Thousands, Except Share and Per Share Amounts
Unaudited

                                                       June 30     December 31
                                                     ------------  ------------
                                                        2001          2000
                                                     ------------  ------------
ASSETS
Cash and due from banks                                  $35,340       $55,421
Federal funds sold                                        14,500            --
Securities available for sale, amortized cost
  of $489,947(2001) and $625,230 (2000)                  497,213       630,312
Securities held to maturity, fair value of
  $2,583 (2001) and $2,555 (2000)                          2,524         2,525
Loans, net of unearned income                          1,133,644     1,058,269
Allowance for loan losses                                (10,205)       (9,979)
                                                     ------------  ------------

                                                     ------------  ------------
  Loans, net                                           1,123,439     1,048,290
Premises and equipment                                    22,270        21,153
Other assets                                              71,199        46,249
                                                     ------------  ------------
    TOTAL ASSETS                                      $1,766,485    $1,803,950
                                                     ============  ============

LIABILITIES
Deposits:
  Non-interest bearing                                  $184,422      $163,534
  Interest bearing                                       915,594       865,774
                                                     ------------  ------------
    Total deposits                                     1,100,016     1,029,308

Securities sold under agreements to repurchase           245,875       274,040
Federal funds purchased                                   39,335        47,935
Gift certificates outstanding                             72,224       164,908
Advances from the Federal Home Loan Bank                  76,795        61,954
Litigation settlement reserve                             31,113        30,000
Accrued expenses and other liabilities                    13,688        17,436
                                                     ------------  ------------
    TOTAL LIABILITIES                                  1,579,046     1,625,581

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                    --            --
Common stock, no par value, stated value $2.77
  per share; authorized - 15,000,000 shares
  issued and outstanding - 11,020,828 shares
  (2001); 11,006,600 shares (2000)                        30,562        30,523
Additional paid-in capital                               140,204       140,077
Retained earnings                                         11,586         4,552
Accumulated other comprehensive income                     5,087         3,217
                                                     ------------  ------------
    TOTAL SHAREHOLDERS' EQUITY                           187,439       178,369
                                                     ------------  ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,766,485    $1,803,950
                                                     ============  ============

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
In Thousands, Except Per Share Amounts
Unaudited
                                               Three months          Six months
                                              ended June 30        ended June 30
                                            -------------------  -------------------
INTEREST INCOME:                              2001      2000       2001      2000
                                            ---------  --------  ---------  --------
Interest and fees on loans                   $23,570   $24,717    $47,550   $48,302
Interest and dividends on:
  Taxable securities                           6,531     6,475     14,259    13,271
  Tax-exempt securities                          812       754      1,628     1,500
Interest on federal funds sold                   146        51        307        98
Interest on securities purchased under
  agreements to resell                           740       423      1,165       808
                                            ---------  --------  ---------  --------
    Total interest income                     31,799    32,420     64,909    63,979
                                            ---------  --------  ---------  --------

INTEREST EXPENSE:
Interest on deposits                          10,481     9,541     21,498    18,669
Interest on federal funds purchased
 and securities sold under agreements
 to repurchase                                 3,855     4,402      8,301     8,851
Interest on Federal Home Loan Bank advances    1,027       981      1,930     1,989
                                            ---------  --------  ---------  --------
    Total interest expense                    15,363    14,924     31,729    29,509
                                            ---------  --------  ---------  --------
Net interest income before provision
  for loan losses                             16,436    17,496     33,180    34,470
Provision for loan losses                        640       515        981     1,090
                                            ---------  --------  ---------  --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                             15,796    16,981     32,199    33,380
                                            ---------  --------  ---------  --------

NON-INTEREST INCOME:
Trust fees                                       902       750      1,695     1,570
Service charges on deposit accounts            1,945     1,625      3,562     3,198
Gift certificate fees                            865       623      1,742     1,179
Securities gains (losses)                      1,502        (1)     1,502        (1)
Other                                          1,379     1,205      2,391     2,663
                                            ---------  --------  ---------  --------
    Total non-interest income                  6,593     4,202     10,892     8,609
                                            ---------  --------  ---------  --------

OTHER OPERATING EXPENSES:
Salaries and employee benefits                 7,844     7,046     15,337    14,007
Occupancy expense                                839       769      1,685     1,634
Furniture and equipment expenses               1,163     1,132      2,345     2,269
Provision for litigation settlement reserve      600        --      1,200        --
Other                                          3,159     2,664      6,148     5,478
                                            ---------  --------  ---------  --------
    Total other operating expenses            13,605    11,611     26,715    23,388
                                            ---------  --------  ---------  --------
Income before income taxes                     8,784     9,572     16,376    18,601
Income tax expense                             2,142     2,813      4,054     5,424
                                            ---------  --------  ---------  --------
NET INCOME                                    $6,642    $6,759    $12,322   $13,177
                                            =========  ========  =========  ========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                       11,017    11,000     11,013    10,995
  Diluted                                     11,165    11,125     11,151    11,131

NET INCOME PER COMMON SHARE
  Basic                                        $0.60     $0.61      $1.12     $1.19
  Diluted                                       0.59      0.61       1.11      1.18

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
In Thousands, Except Per Share Amounts
Unaudited
                                                                     Six months
                                                                   ended June 30
                                                                 -------------------
                                                                   2001      2000
                                                                 ---------  --------
Balance, January 1                                               $178,369  $178,548
Net income                                                         12,322    13,177
Other comprehensive income (loss), net of tax                       1,870        (6)
Cash dividends - $.48 (2001) and $.447 (2000)                      (5,288)   (4,925)
Stock options exercised, including related tax benefits               166       512
                                                                 --------- ---------
Balance, June 30                                                 $187,439  $187,306
                                                                 ========= =========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited
                                               Three months          Six months
                                              ended June 30        ended June 30
                                            -------------------  -------------------
                                              2001      2000       2001      2000
                                            ---------  --------  ---------  --------

Net Income                                    $6,642    $6,759    $12,322   $13,177

Other comprehensive income (loss), net
 of tax:
  Unrealized gains on securities available
   for sale:
    Unrealized holding gains arising
      during the period                          368        72      2,396        79
    Less reclassification adjustment for
      (gains) losses included in net income     (976)        1       (976)        1
                                            ---------  --------  ---------  --------
                                                (608)       73      1,420        80
  Cash flow hedging activity:
    Transition adjustment reflecting the
      cumulative effect of a change in
      accounting principle
      January 1, 2001, net of tax                 --        --        439        --

    Increase in fair value during the
      period, net of tax                          --        --        123        --

    Reclassification of gain related to
      terminated interest rate
      swap, net of tax                           (89)       --       (178)       --
                                            ---------  --------  ---------  --------
    Net impact of cash flow hedges               (89)       --        384        --

  Pension liability adjustment                    --        --         66       (86)
                                            ---------  --------  ---------  --------
Other comprehensive income (loss)               (697)       73      1,870        (6)
                                            ---------  --------  ---------  --------
COMPREHENSIVE INCOME                          $5,945    $6,832    $14,192   $13,171
                                            =========  ========  =========  ========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited
                                                                   Six months
                                                                  ended June 30
                                                            --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                          2001          2000
                                                            ------------  ------------
Net income                                                      $12,322       $13,177
 Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
    Depreciation, amortization and accretion, net                (1,387)         (284)
    Provision for loan losses                                       981         1,090
    Provision for litigation settlement reserve                   1,200            --
    Federal Home Loan Bank stock dividend                          (692)         (642)
    (Gain) loss on sales of securities                           (1,502)            1
    Gains on sales of real estate                                  (154)         (442)
    Deferred taxes                                                  761           604
    Tax benefit from stock option exercises                          11            44
    Decrease (increase) in interest receivable                    1,161          (438)
    Increase in other assets                                     (6,102)         (545)
    Decrease in accrued expenses and other liabilities           (4,910)       (4,081)
                                                            ------------  ------------
Net cash provided by operating activities                         1,689         8,484
                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                 (1,312,918)   (1,227,916)
  Proceeds from maturities of securities available for sale   1,422,960     1,356,549
  Proceeds from sales of securities available for sale           30,404        10,065
  Purchases of securities held to maturity                           --        (1,924)
  Proceeds from maturities of securities held to maturity            --         2,300
  (Increase) decrease in loans                                  (76,219)       10,889
  Purchase of bank-owned life insurance                         (20,000)           --
  Proceeds from sales of real estate                                212           886
  Purchases of premises and equipment                            (2,732)         (973)
  Proceeds from sales of premises and equipment                      56           530
                                                            ------------  ------------
Net cash provided by investing activities                        41,763       150,406
                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                       70,708        20,881
  Net decrease in securities sold under agreements
    to repurchase                                               (28,165)      (70,403)
  Net decrease in federal funds purchased                        (8,600)       (8,800)
  Advances from the Federal Home Loan Bank                       23,000            --
  Repayment of advances from the Federal Home Loan Bank          (8,159)       (3,546)
  Decrease in gift certificates outstanding                     (92,684)      (64,816)
  Stock options exercised                                           155           424
  Dividends paid                                                 (5,288)       (4,925)
                                                            ------------  ------------
Net cash used in financing activities                           (49,033)     (131,185)
                                                            ------------  ------------
Net increase (decrease) in cash and cash equivalents             (5,581)       27,705
Cash and cash equivalents at January 1                           55,421        41,478
                                                            ------------  ------------
Cash and cash equivalents at June 30                            $49,840       $69,183
                                                            ============  ============

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.         The accounting and reporting policies of MidAmerica Bancorp and its subsidiaries (the Company) conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For more information, refer to the Summary of Significant Accounting Policies footnote which appears in the Company's 2000 Annual Report and Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

2.         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). In June 1999 and June 2000, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133", and SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133", respectively. Statement 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Under Statement 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         The Company utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. The following is a summary of the Company's accounting policies for derivative instruments and hedging activities under Statement 133, as amended.

         Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in earnings on each quarterly measurement date. The cash flow hedges are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

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

         During the first quarter of 2001, a cash flow hedge with a notional amount of $50 million was terminated at a gain of $865,000. The gain is being recognized over the remaining term of the agreement. During the three and six months ended June 30, 2001, gains net of tax of $89,000 and $178,000, respectively, were recognized in earnings related to the termination of this instrument. The second instrument matured on February 27, 2001. At June 30, 2001, the Company had no derivative instruments.

3.         The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three and six months ended June 30. Appropriate share and per share information in the consolidated financial statements has been adjusted for the 3% stock dividend declared in November 2000.

         In thousands, except per share amounts
                                               Three months          Six months
                                              ended June 30        ended June 30
                                            -------------------  -------------------
                                              2001      2000       2001      2000
                                            ---------  --------  ---------  --------
    Net income, basic and diluted             $6,642    $6,759    $12,322   $13,177
                                            =========  ========  =========  ========

    Average shares outstanding                11,017    11,000     11,013    10,995
    Effect of dilutive securities                148       125        138       136
                                            ---------  --------  ---------  --------
    Average shares outstanding including
       dilutive securities                    11,165    11,125     11,151    11,131
                                            =========  ========  =========  ========

    Net income per share, basic                $0.60     $0.61      $1.12     $1.19
                                            =========  ========  =========  ========

    Net income per share, diluted              $0.59     $0.61      $1.11     $1.18
                                            =========  ========  =========  ========

4.         The amortized cost and fair value of securities available for sale are summarized as follows:

         In thousands
                                          June 30, 2001      December 31, 2000
                                            -------------------  -------------------
                                            Amortized   Fair     Amortized   Fair
                                              Cost      Value      Cost      Value
                                            ---------  --------  ---------  --------
    U.S. Treasury and U.S. government
      agencies                              $206,593  $207,629   $336,133  $337,114
    Collateralized mortgage obligations      169,696   172,676    184,126   185,449
    States and political subdivisions         60,394    63,555     62,663    65,359
    Corporate obligations                     30,372    30,461     20,310    20,392
    Federal Reserve and Federal Home
      Loan Bank Stock                         22,892    22,892     21,998    21,998
                                            --------- ---------  --------- ---------
                                            $489,947  $497,213   $625,230  $630,312
                                            ========= =========  ========= =========

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

         The amortized cost and fair value of securities held to maturity are summarized as follows:

         In thousands
                                              June 30, 2001      December 31, 2000
                                            -------------------  -------------------
                                            Amortized   Fair     Amortized   Fair
                                              Cost      Value      Cost      Value
                                            ---------  --------  ---------  --------
    U.S. Treasury and U.S. government
      agencies                                $2,524    $2,583     $2,525    $2,555
                                            =========  ========  =========  ========

5.         Activity in the allowance for loan losses for the six months ended June 30, 2001 and 2000 follows:

         In thousands
                                                Six months
                                               ended June 30
                                            -------------------
                                              2001      2000
                                            ---------  --------
    Balance, January 1                        $9,979    $9,854

    Loans charged-off                         (1,057)   (1,138)
    Recoveries                                   302       129
                                            ---------  --------
    Net loans charged-off                       (755)   (1,009)

    Provision for loan losses                    981     1,090
                                            ---------  --------
    Balance, June 30                         $10,205    $9,935
                                            =========  ========

6.         Significant components of other non-interest income and operating expenses are set forth below:

         In thousands
                                               Three months          Six months
                                              ended June 30        ended June 30
                                            -------------------  -------------------
                                              2001      2000       2001      2000
                                            ---------  --------  ---------  --------

    Other non-interest income:
       Gains on sales of real estate             $59      $127       $154      $442
       Other                                   1,320     1,078      2,237     2,221
                                            ---------  --------  ---------  --------
                                              $1,379    $1,205     $2,391    $2,663
                                            =========  ========  =========  ========
         In thousands

                                               Three months          Six months
                                              ended June 30        ended June 30
                                            -------------------  -------------------
                                              2001      2000       2001      2000
                                            ---------  --------  ---------  --------

    Other operating expenses:
       Advertising and marketing                $426      $252       $820      $540
       Operating supplies                        320       320        715       638
       Legal and professional fees               396       356        717       703
       Taxes, other than income taxes            462       420        909       837
       Other                                   1,555     1,316      2,987     2,760
                                            ---------  --------  ---------  --------
                                              $3,159    $2,664     $6,148    $5,478
                                            =========  ========  =========  ========

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

7.         Selected financial information by business segment for June 2001 and 2000 follows:

         In thousands
                                               Three months          Six months
                                              ended June 30        ended June 30
                                            -------------------  -------------------
                                              2001      2000       2001      2000
                                            ---------  --------  ---------  --------
    Net interest income
       Banking                               $15,399   $16,348    $30,535   $31,934
       Gift certificate subsidiary               989     1,021      2,520     2,237
       Other                                      48       127        125       299
                                            ---------  --------  ---------  --------
          Total                              $16,436   $17,496    $33,180   $34,470
                                            =========  ========  =========  ========

    Non-interest income
       Banking                                $5,342    $3,600     $8,882    $7,444
       Gift certificate subsidiary             1,190       598      1,951     1,147
       Other (a)                               2,068     1,861      3,896     3,733
       Eliminations (a)                       (2,007)   (1,857)    (3,837)   (3,715)
                                            ---------  --------  ---------  --------
          Total                               $6,593    $4,202    $10,892    $8,609
                                            =========  ========  =========  ========

    Net Income
       Banking                                $5,446    $6,045    $10,033   $11,499
       Gift certificate subsidiary             1,032       649      2,171     1,470
       Other                                     164        65        118       208
                                            ---------  --------  ---------  --------
          Total                               $6,642    $6,759    $12,322   $13,177
                                            =========  ========  =========  ========

    Assets as of June 30                                     2001          2000
                                                          ------------  ------------
       Banking                                             $1,687,950    $1,553,083
       Gift certificate subsidiary                             85,086        68,036
       Other                                                    9,019        11,543
       Eliminations                                           (15,570)       (9,274)
                                                          ------------  ------------
          Total                                            $1,766,485    $1,623,388
                                                          ============  ============

(a) Data processing revenues, for services provided to the banking segment and certain other operating areas by the data processing subsidiary, are eliminated in the consolidated statement statement of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This item discusses the results of operations for the Company for the three and six months ended June 30, 2001, and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at June 30, 2001 as compared to December 31, 2000. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

         RESULTS OF OPERATIONS

         Net income for the three months ended June 30, 2001 as $6.642 million or $0.59 per share on a diluted basis compared to $6.759 million or $0.61 per share on a diluted basis for the three months ended June 30, 2000. Net income for the six months ended June 30, 2001 was $12.322 million or $1.11 per share on a diluted basis compared to $13.177 million or $1.18 per share on a diluted basis for the six months ended June 30, 2000.

         On a diluted per share basis, net income for the three months ended June 30, 2001, decreased 3.3% compared to the three months ended June 30, 2000. For the six months ended June 30, 2001, diluted net income per share decreased 5.9%, compared to the first six months of 2000. Excluding unusual gains and expenses in each period, discussed below, net income in the second quarter of 2001 decreased 9.9% from the second quarter of 2000, and net income for the six months ended June 30, 2001, decreased 6.7% compared to the first six months of 2000.

         Net income for the three and six month periods ended June 30, 2001, and 2000 includes unusual gains and expenses. In 2001, the Company recognized gains on sales of real estate of $59,000 for the second quarter and $154,000 for the six-month period. Securities gains of $1.502 million were recognized in the second quarter of 2001. Proceeds from sales and calls of securities available for sale, aggregating approximately $43 million, will be used primarily to fund anticipated commercial loan growth in the third and fourth quarters. Litigation settlement reserve expenses associated with the previously reported Kentucky Central lawsuit were $600,000 in the second quarter of 2001, and $1.2 million for the six-month period. Gains on sales of real estate in the second quarter and six-month period in 2000 were $127,000 and $442,000 respectively.

         NET INTEREST INCOME

         Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and six months ended June 30, 2001 and 2000.

         Dollars in thousands

                              Three Months Ended           Six Months Ended
                                    June 30                     June 30
                          ---------------------------  --------------------------
                                  2001          2000          2001          2000
                          ------------- -------------  ------------  ------------
Total interest income          $31,799       $32,420       $64,909       $63,979
Tax equivalent adjustment          438           415           880           828
                          ------------- -------------  ------------  ------------
Tax equivalent
 interest income                32,237        32,835        65,789        64,807
Total interest expense          15,363        14,924        31,729        29,509
                          ------------- -------------  ------------  ------------
Tax equivalent net
 net interest income           $16,874       $17,911       $34,060       $35,298
                          ============= =============  ============  ============
Average rate on
 earning assets                  7.51%         8.57%         7.83%         8.35%
Average rate on interest
 bearing liabilities             4.48%         4.92%         4.79%         4.81%
Net interest spread,
 annualized                      3.03%         3.65%         3.04%         3.54%
Net interest margin,
 annualized                      3.93%         4.67%         4.06%         4.55%

Average earning assets      $1,729,759    $1,534,353    $1,700,564    $1,555,375
Average interest bearing
 liabilities                $1,376,443    $1,219,483    $1,336,193    $1,234,737

         Net interest income on a tax equivalent basis decreased $1.037 million, or 5.8%, for the quarter and $1.238 million or 3.5% for the six-month period. The declines in net interest income for the quarter and six-month period are primarily attributable to the rapid decline in interest rates in 2001. Since the beginning of 2001, the Federal Reserve has reduced the federal funds interest rate six times by a total of 275 basis points (2.75%). The net interest margin for the second quarter of 2001, compared to the same period in 2000, declined 74 basis points, to 3.93%, and for the six-month period ended June 30, 2001 compared to the same period in 2000, declined 49 basis points, to 4.06%. The decline in the net interest margin and net interest income is primarily attributed to higher time deposit costs remaining from the higher market interest environment during 2000. For both the quarter and six-month periods, time deposit costs were higher in 2001 than in 2000, despite the reduction of the average prime interest rate of 189 basis points for the quarter and 97 basis points for the six-month period. Partially offsetting the negative impact of declining interest rates were the benefits associated with increases in average earning assets of $195 million, or 12.7%, for the quarter and $145 million, or 9.3%, for the six-month period. Management anticipates that the net interest margin and net interest income will be favorably impacted in the third quarter by the repricing of maturing time deposits at lower rates and the effects of using assets currently invested in lower yielding short-term investments to fund commercial loan growth.

         ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses in the loan portfolio, considering nonperforming loans and overall economic conditions. In evaluating the allowance for loan losses management considers its evaluation of the risk characteristics of each segment of the loan portfolio, including the impact of current economic conditions on the borrowers’ ability to repay, past collection and loss experience and such other factors, which, in management’s judgment, deserve current recognition. Based on this process, the allowance for loan losses was considered adequate at June 30, 2001.

         The allowance for loan losses was $10.205 million, or 0.90% of loans, as of June 30, 2001, compared to $9.979 million, or 0.94% of loans, at December 31, 2000. The allowance for loan losses was 150% of non performing loans at June 30, 2001 compared to 98% at December 31, 2000. Net loans charged off were $514,000 in the second quarter of 2001 and $755,000 for the six months ended June 30, 2001, compared to $456,000 in the second quarter of 2000 and $1.009 million for the six months ended June 30, 2000. Net loans charged off related to indirect automobile lending activities were $332,000 for the second quarter of 2001 and $526,000 for the six-month period ended June 30, 2001, compared to $417,000 in the second quarter of 2000 and $933,000 for the six-month period in 2000. The second quarter provision for loan losses in 2001 was $640,000, compared to $515,000 in 2000. For the six months ended June 30, 2001, the provision for loan losses was $981,000, compared to $1.090 million for the same period in 2000. See “Nonperforming Loans and Assets”.

         An analysis of the changes in the allowance for loan losses and selected ratios follows:

         Dollars in thousands
                                                        Six Months Ended
                                                             June 30
                                                     -----------------------
                                                       2001            2000
                                                     --------       --------
Balance at January 1                                   $9,979         $9,854

Loans charged off                                      (1,057)        (1,138)
Recoveries                                                302            129
                                                     --------       --------
  Net loans charged off                                  (755)        (1,009)
Provision for loan losses                                 981          1,090
                                                     --------       --------
Balance June 30                                       $10,205         $9,935
                                                     ========       ========

Average loans, net of unearned income              $1,087,449     $1,057,776
Provision for loan losses to average loans              0.09%          0.10%
Allowance for loan losses to average loans              0.94%          0.94%
Allowance for loan losses to period-end loans           0.90%          0.94%

         NON-INTEREST INCOME AND OTHER OPERATING EXPENSES

         The following table sets forth the major components of non-interest income and other operating expenses for the three and six months ended June 30, 2001 and 2000:

         In thousands
                                           Three Months Ended       Six Months Ended
                                                June 30                  June 30
                                        -----------------------  -----------------------
                                              2001        2000         2001        2000
                                        -----------  ----------  ----------- -----------
Non-Interest Income:
  Income from trust department                $902        $750       $1,695      $1,570
  Service charges on deposit accounts        1,945       1,625        3,562       3,198
  Gift certificate fees                        865         623        1,742       1,179
  Security gains (losses)                    1,502          (1)       1,502          (1)
  Gains on sales of real estate                 59         127          154         442
  Other                                      1,320       1,078        2,237       2,221
                                        -----------  ----------  ----------- -----------
Total non-interest income                   $6,593      $4,202      $10,892      $8,609
                                        ===========  ==========  =========== ===========
Other Operating Expenses:
  Salaries and employee benefits            $7,844      $7,046      $15,337     $14,007
  Occupancy expenses                           839         769        1,685       1,634
  Furniture and equipment expenses           1,163       1,132        2,345       2,269
  Provision for litigation settlement          600         ---        1,200         ---
  reserve
  Advertising and marketing                    426         252          820         540
  Operating supplies                           320         320          715         638
  Legal and professional fees                  396         356          717         703
  Taxes-Bank, property and other               462         420          909         837
  Other                                      1,555       1,316        2,987       2,760
                                        -----------  ----------  ----------- -----------
Total other operating expenses             $13,605     $11,611      $26,715     $23,388
                                        ===========  ==========  =========== ===========

         Excluding the unusual gains previously discussed, non-interest income in the second quarter of 2001 increased $956,000, or 23.5%, over the second quarter of 2000 and non-interest income for the six months ended June 30, 2001, increased $1,068,000, or 13.1%, over 2000. Trust fees increased $152,000, or 20.2%, for the quarter and $125,000, or 7.9%, for the six-month period, as a result of additional assets under management. Deposit service charges increased $320,000, or 19.7%, for the quarter and $364,000, or 11.4%, for the six-month period, primarily as the result of a new overdraft program implemented during the second quarter of 2001. Gift certificate income increased $242,000 in the second quarter and $563,000 for the six-month period, primarily as a result of service charges from an increased level of unredeemed items. Fees from retail investment products introduced in December 2000, were $117,000 for the second quarter and $203,000 for the six-month period in 2001. Income from a new bank-owned life insurance program initiated during the second quarter of 2001, was $130,000. Losses on low-income housing joint ventures, which are offset by related tax credits, increased $138,000 for the quarter and $228,000 for the six-month period.

         Other operating expenses, excluding the previously discussed litigation expenses, increased $1.4 million, or 12.0%, for the quarter and $2.1 million, or 9.1%, for the six-month period. The primary factors causing these expense increases were salary and benefits, which increased $798,000, or 11.3%, for the quarter and $1.3 million, or 9.5%, for the six-month period. These increases are attributed to the impact of normal salary increases effective near the beginning of the second quarter which averaged 4.4%, higher staffing levels and increased costs of pension and health benefits. Staffing levels averaged 609 full-time equivalent employees in 2001, compared with 575 in 2000. Staffing levels have increased with the introduction of new services, new distribution methods and new branch locations. Occupancy expenses increased 9.1% for the quarter and 3.1% for the six-month period with increased expenses for a replacement branch location and the new Southern Indiana branch. Equipment expenses, impacted by Internet banking and check imaging, increased approximately 3% for the quarter and six-month periods. Advertising and marketing expenses increased $174,000 for the quarter and $280,000 for the six-month period, with the increased utilization of media advertising and direct mail, and promotion of the new branch. Other operating expenses were also impacted by individually insignificant increases in general business expense categories, such as supplies, telephone, postage, dues, travel and entertainment and the like.

         INCOME TAXES

         The Company had income tax expense of $2.142 million for the second quarter of 2001 compared to $2.813 million for the same period in 2000, which yielded effective tax rates of 24.4% for 2001 and 29.4% for 2000. The year-to-date tax expense and effective tax rates were $4.054 million and 24.8% for 2001 and $5.424 million and 29.2% for 2000, respectively. The effective rate decline in 2001, is primarily attributed to an increased level of low-income housing, rehabilitation, and school board bond tax credits, and the new bank-owned life insurance program.

         FINANCIAL CONDITION

         Average assets were $1.828 billion for the second quarter of 2001, an increase of $208 million or 12.8% compared to the fourth quarter of 2000. Actual total assets decreased approximately $38 million from December 31, 2000 to June 30, 2001. The decline in actual assets from December 31, 2000 is not unusual considering the seasonally high gift certificates outstanding and securities sold under agreements to repurchase at year-end. Included in the increase in average assets between the fourth quarter of 2000 and the second quarter of 2001, are increases in average loans of $56 million, increases in average securities of $81 million and an increase in federal funds sold and securities purchased under agreements to resell of $54 million. The average earning asset growth was funded by a $67 million increase in average deposit balances, a $110 million increase in average customer repurchase agreements and federal funds purchased and a $9 million increase in average advances from the Federal Home Loan Bank. During the three and six-month periods ended June 30, 2001, average earning assets increased approximately $195 million and $145 million respectively, compared to prior year periods

         NONPERFORMING LOANS AND ASSETS

         A summary of non-performing loans and assets follows:

         Dollars in thousands
                                           June 30   December 31
                                       --------------------------
                                             2001          2000
                                       ------------  ------------
Loans accounted for on a
  non-accrual basis                         $3,780        $2,149
Restructured loans                             777           772
Loans contractually past
   due ninety days or more
   as to interest or principal
   payments                                  2,225         7,313
                                       ------------  ------------
Total non-performing loans                   6,782        10,234
Other real estate held for sale              8,174         8,017
                                       ------------  ------------
Total non-performing assets                $14,956       $18,251
                                       ============  ============

Non-performing loans
   to total loans                            0.60%         0.97%
Non-performing assets
   to total assets                           0.85%         1.01%
Allowance for loan losses
   to non-performing loans                    150%           98%

         Loans classified as impaired at June 30, 2001 aggregated $6.07 million and included $1.79 million of indirect automobile loans past due 45 days or more and non-accrual and restructured loans. At December 31, 2000, impaired loans aggregated $5.34 million and included $2.42 million of indirect automobile loans past due 45 days or more.

         As of June 30, 2001 and December 31, 2000, the Company had $19.3 million and $16.5 million, respectively, of loans which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management’s evaluation, including current market conditions, cash flow generated and appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.

         The Company considers the level of nonperforming loans in its evaluation of the adequacy of the allowance for loan losses. See "Allowance for Loan Losses and Provision for Loan Losses"

         Other real estate held for sale aggregated $8.2 million at June 30, 2001 and was principally comprised of a completed condominium project acquired in settlement of loans in November 1997. The condominium project, which had 35 unsold units at the time of acquisition, now involves 25 completed and readily marketable units and 7.5 acres of adjacent developed land. This riverfront development had a carrying value of $6.3 million on June 30, 2001. Eight units are under contract for sale as of July 27, 2001.

         LIQUIDITY

         Liquidity represents the Company's ability to generate cash or otherwise obtain funds at a reasonable price to satisfy commitments to borrowers as well as demands of depositors. The loan and securities portfolios are managed to provide liquidity through maturity or payments related to such assets.

         The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of Bank of Louisville. The Bank paid $3.0 million of dividends to the Company during the six months ended June 30, 2001.

         CAPITAL RESOURCES

         At June 30, 2001, shareholders' equity totaled $187.4 million, an increase of $9.0 million since December 31, 2000. Net income of $12.3 million after cash dividends of $5.3 million provided $7.0 million of the increase. Proceeds and tax benefits from stock options exercised added $166,000 to shareholders' equity in 2001. Changes in other comprehensive income increased shareholders' equity $1.870 million for the six months ended June 30, 2001.

         The Company's capital ratios exceed minimum and "well capitalized" regulatory requirements and are as follows:

                                     Company       Company                      Well
                                     June 30    December 31     Minimum      Capitalized
                                       2001          2000       Required       Minimum
                                 -------------  ------------  ------------  ------------
Leverage Ratio                          10.3%         10.8%         4.00%         5.00%
Tier I risk based capital ratio         13.3%         13.8%         4.00%         6.00%
Total risk based capital ratio          14.1%         14.6%         8.00%        10.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below illustrates the results of a simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates on net interest income over the next twelve months. The impact of the rate movement was simulated as if rates changed immediately from June 30, 2001 levels, and remained constant at those levels thereafter. Management continually evaluates this data and could make adjustments to the assets and liability structure and/or pricing policies in the future to minimize the actual impact of rate changes.

                                             Movement in interest rates from
                                                  June 30, 2001 rates
                                   -------------------------------------------------

                                           Increase                  Decrease
                                        +50bp      +100bp         -50bp      -100bp
                                   -----------  ----------    ----------  ----------
Net interest income
 decrease (in 1000's)                  $3,696      $4,606        $1,183       ($164)

Net income per
 share decrease                         $0.21       $0.27         $0.07      ($0.01)

         FORWARD LOOKING STATEMENTS

         The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The use of words such as “believes”, “estimates”, “plans”, “expects”, and similar expressions is intended to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and MidAmerica Bancorp assumes no obligation to update any such forward-looking statements. It is important to note that MidAmerica Bancorp’s actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those projected include, among others, customer concentration; cyclicality; fluctuation of interest rates; risk of business interruption; adequacy of the allowance for loan losses; valuation of other real estate; dependence on key personnel; and government regulation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, in November 2000, partial summary judgment was rendered against the Bank in a seven year old lawsuit resulting from the collapse of Kentucky Central Insurance Company that involved certain real estate loans. Kentucky Central Life Ins. Co. in Liquidation, George Nichols, III Liquidator v Mid-America Bank of Louisville and Trust Company, No. 93-CI01967-AP 011 Franklin (KY) Circuit Court. The parties have agreed to attempt to reach a settlement through mediation that is scheduled for September 2001. There were no other significant developments in the litigation during the second quarter of 2001.

The Company is also a party to other routine legal proceedings which management believes will not have a material adverse effect on the Company’s financial condition or results on operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The regular annual meeting of shareholders of MidAmerica Bancorp was held on April 26, 2001.

(b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations. All of management’s nominees for directors were elected.

(c) The following item was submitted to a vote of security holders.

(1) Election of 6 persons as Class 1 directors of MidAmerica Bancorp for terms expiring at the 2004 annual meeting of shareholders.

                      Class 1                   For              Withheld

                      Robert P. Adelberg      9,329,003           63,512
                      Martha Layne Collins    9,323,098           69,418
                      Wendall H. Ford         9,325,339           67,177
                      R.K. Guillaume          9,270,770          121,745
                      David A. Jones          9,333,091           59,424
                      Bertram W. Klein        9,270,770          121,745

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        There were no reports filed on Form 8-K during the second quarter of 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-America Bancorp
(Registrant)

Date: August 10, 2001	By:/s/ Steven Small
Steven Small
Treasurer

Date: August 10, 2001	By:/s/ Rick Guillaume
R.K. Guillaume
Chief Executive Officer