Form 10-Q
period 2001-09-30
MID AMERICA BANCORP/KY/
filed 2001-11-02
CIK 711083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10602

MID-AMERICA BANCORP
(Exact name of registrant as specified in its charter)

KENTUCKY	61-1012933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Broadway, Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

(502) 589-3351
(Registrant’s telephone number, including area code)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

October 31, 2001:  11,071,509 shares of common stock, no par value

MIDAMERICA BANCORP

PART I. FINANCIAL INFORMATION

      The consolidated financial statements of MidAmerica Bancorp and subsidiaries (Company) submitted herewith are unaudited. However, in the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of the results for the interim periods have been made. Operating results for the periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

ITEM 1. FINANCIAL STATEMENTS

      The following unaudited consolidated financial statements of the Company are submitted herewith:

     Consolidated Balance Sheets - September 30, 2001 and December 31, 2000
     Consolidated Statements of Income - three and nine months ended September 30,
          2001 and 2000
     Consolidated Statements of Changes in Shareholders’ Equity - nine months ended
          September 30, 2001 and 2000
     Consolidated Statements of Comprehensive Income - three and nine months ended
          September 30, 2001 and 2000
     Consolidated Statements of Cash Flows - nine months ended September 30,
          2001 and 2000
     Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
In Thousands, Except Share and Per Share Amounts
Unaudited
                                                     September 30  December 31
                                                     ------------  ------------
                                                            2001      2000
                                                     ------------  ------------
ASSETS
Cash and due from banks                                  $38,862       $55,421
Federal funds sold                                        14,000            --
Securities purchased under agreements to resell           40,000            --
Securities available for sale, amortized cost
  of $441,311 (2001) and $625,230 (2000)                 449,433       630,312
Securities held to maturity, fair value of
  $2,585 (2001) and $2,555 (2000)                          2,525         2,525
Loans, net of unearned income                          1,137,913     1,058,269
Allowance for loan losses                                (10,326)       (9,979)
                                                     ------------  ------------
  Loans, net                                           1,127,587     1,048,290
Premises and equipment                                    22,704        21,153
Other assets                                              62,057        46,249
                                                     ------------  ------------
    TOTAL ASSETS                                      $1,757,168    $1,803,950
                                                     ============  ============

LIABILITIES
Deposits:
  Non-interest bearing                                  $152,355      $163,534
  Interest bearing                                       937,376       865,774
                                                     ------------  ------------
    Total deposits                                     1,089,731     1,029,308

Securities sold under agreements to repurchase           244,572       274,040
Federal funds purchased                                   45,895        47,935
Gift certificates outstanding                             65,394       164,908
Advances from the Federal Home Loan Bank                  73,357        61,954
Litigation settlement reserve                             31,672        30,000
Accrued expenses and other liabilities                    15,090        17,436
                                                     ------------  ------------
    TOTAL LIABILITIES                                  1,565,711     1,625,581

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
  authorized - 750,000 shares; none issued                    --            --
Common stock, no par value, stated value $2.77
  per share; authorized - 15,000,000 shares;
  issued and outstanding - 11,066,504 shares
  (2001); 11,006,600 shares (2000)                        30,689        30,523
Additional paid-in capital                               140,641       140,077
Retained earnings                                         14,572         4,552
Accumulated other comprehensive income                     5,555         3,217
                                                     ------------  ------------
    TOTAL SHAREHOLDERS' EQUITY                           191,457       178,369
                                                     ------------  ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,757,168    $1,803,950
                                                     ============  ============

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
In Thousands, Except Per Share Amounts
Unaudited
                                               Three months        Nine months
                                            ended September 30   ended September 30
                                            -------------------  -------------------
INTEREST INCOME:                                2001    2000       2001      2000
                                            ---------  --------  ---------  --------
Interest and fees on loans                   $22,982   $24,834    $70,532   $73,136
Interest and dividends on:
  Taxable securities                           5,195     6,155     19,454    19,426
  Tax-exempt securities                          746       799      2,374     2,299
Interest on federal funds sold                   182        48        489       146
Interest on securities purchased under
  agreements to resell                           544       279      1,709     1,087
                                            ---------  --------  ---------  --------
    Total interest income                     29,649    32,115     94,558    96,094
                                            ---------  --------  ---------  --------

INTEREST EXPENSE:
Interest on deposits                           9,537    10,393     31,035    29,062
Interest on federal funds purchased
  and securities sold under agreements
  to repurchase                                2,753     3,954     11,054    12,805
Interest on Federal Home Loan Bank advances    1,064       959      2,994     2,948
                                            ---------  --------  ---------  --------
    Total interest expense                    13,354    15,306     45,083    44,815
                                            ---------  --------  ---------  --------
Net interest income before provision
  for loan losses                             16,295    16,809     49,475    51,279
Provision for loan losses                        720     1,045      1,701     2,135
                                            ---------  --------  ---------  --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                             15,575    15,764     47,774    49,144
                                            ---------  --------  ---------  --------

NON-INTEREST INCOME:
Trust fees                                       876       784      2,571     2,354
Service charges on deposit accounts            2,230     1,550      5,792     4,748
Gift certificate fees                            866       601      2,608     1,780
Securities gains (losses)                         --        --      1,502        (1)
Other                                          1,281     2,293      3,672     4,956
                                            ---------  --------  ---------  --------
    Total non-interest income                  5,253     5,228     16,145    13,837
                                            ---------  --------  ---------  --------

OTHER OPERATING EXPENSES:
Salaries and employee benefits                 8,079     7,166     23,416    21,173
Occupancy expense                                885       829      2,570     2,463
Furniture and equipment expenses               1,192     1,160      3,537     3,429
Provision for litigation settlement reserve      600        --      1,800        --
Other                                          2,972     2,843      9,120     8,321
                                            ---------  --------  ---------  --------
    Total other operating expenses            13,728    11,998     40,443    35,386
                                            ---------  --------  ---------  --------
Income before income taxes                     7,100     8,994     23,476    27,595
Income tax expense                             1,458     2,663      5,512     8,087
                                            ---------  --------  ---------  --------
NET INCOME                                    $5,642    $6,331    $17,964   $19,508
                                            =========  ========  =========  ========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                       11,051    11,005     11,025    10,998
  Diluted                                     11,212    11,142     11,171    11,134

NET INCOME PER COMMON SHARE
  Basic                                        $0.51     $0.57      $1.63     $1.78
  Diluted                                       0.50      0.57       1.61      1.75

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
In Thousands, Except Per Share Amounts
Unaudited
                                                                    Nine months
                                                                 ended September 30
                                                                 -------------------
                                                                   2001      2000
                                                                 ---------  --------
Balance, January 1                                               $178,369   $178,548
Net income                                                         17,964    19,508
Other comprehensive income, net of tax                              2,338     1,733
Cash dividends - $.72 (2001) and $.669 (2000)                      (7,944)   (7,382)
Stock options exercised, including related tax benefits               730       532
                                                                 ---------  --------
Balance, September 30                                            $191,457   $192,939
                                                                 =========  ========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In Thousands
Unaudited
                                               Three months        Nine months
                                            ended September 30  ended September 30
                                            -------------------  -------------------
                                              2001      2000       2001      2000
                                            ---------  --------  ---------  --------

Net Income                                    $5,642    $6,331    $17,964   $19,508

Other comprehensive income, net of tax:
  Unrealized gains on securities available
   for sale:
    Unrealized holding gains arising
      during the period                          556     1,739      2,952     1,818
    Less reclassification adjustment for
      (gains) losses included in net income       --        --       (976)        1
                                            ---------  --------  ---------  --------
                                                 556     1,739      1,976     1,819
  Cash flow hedging activity:
    Transition adjustment reflecting the
      cumulative effect of a change in
      accounting principle
      January 1, 2001, net of tax                 --        --        439        --

    Increase in fair value during the
      period, net of tax                          --        --        123        --

    Reclassification of gain related to
      terminated interest rate
      swap, net of tax                           (88)       --       (266)       --
                                            ---------  --------  ---------  --------
    Net impact of cash flow hedges               (88)       --        296        --

  Pension liability adjustment                    --        --         66       (86)
                                            ---------  --------  ---------  --------
Other comprehensive income                       468     1,739      2,338     1,733
                                            ---------  --------  ---------  --------
COMPREHENSIVE INCOME                          $6,110    $8,070    $20,302   $21,241
                                            =========  ========  =========  ========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
Unaudited
                                                                   Nine months
                                                               ended September 30
                                                            -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                          2001          2000
                                                            ------------  -----------
Net income                                                      $17,964      $19,508
 Adjustments to reconcile net income to net cash provided
       by operating activities:
    Depreciation, amortization and accretion, net                  (632)         226
    Provision for loan losses                                     1,701        2,135
    Provision for litigation settlement reserve                   1,800           --
    Federal Home Loan Bank stock dividend                        (1,042)        (989)
    (Gain) loss on sales of securities                           (1,502)           1
    Gains on sales of real estate                                  (155)        (592)
    Deferred taxes                                                  263          158
    Tax benefit from stock option exercises                          49           46
    Decrease (increase) in interest receivable                    1,812         (311)
    Decrease (increase) in other assets                           1,153         (254)
    Decrease in accrued expenses and other liabilities           (3,439)        (179)
                                                            ------------  -----------
Net cash provided by operating activities                        17,972       19,749
                                                            ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                 (1,645,666)  (1,385,082)
  Proceeds from maturities of securities available for sale   1,804,796    1,549,899
  Proceeds from sales of securities available for sale           30,404       16,065
  Purchases of securities held to maturity                           --       (2,023)
  Proceeds from maturities of securities held to maturity            --        2,300
  Increase in loans                                             (81,116)      (3,411)
  Purchase of bank-owned life insurance                         (20,000)          --
  Proceeds from sales of real estate                              1,480        2,023
  Purchases of premises and equipment                            (4,026)      (2,573)
  Proceeds from sales of premises and equipment                      56          754
                                                            ------------  -----------
Net cash provided by investing activities                        85,928      177,952
                                                            ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                       60,423        5,221
  Net decrease in securities sold under agreements
    to repurchase                                               (29,468)    (138,164)
  Net increase (decrease) in federal funds purchased             (2,040)       7,610
  Advances from the Federal Home Loan Bank                       23,000           --
  Repayment of advances from the Federal Home Loan Bank         (11,597)      (4,692)
  Decrease in gift certificates outstanding                     (99,514)     (70,012)
  Stock options exercised                                           681          440
  Dividends paid                                                 (7,944)      (7,382)
                                                            ------------  -----------
Net cash used in financing activities                           (66,459)    (206,979)
                                                            ------------  -----------
Net increase (decrease) in cash and cash equivalents             37,441       (9,278)
Cash and cash equivalents at January 1                           55,421       41,478
                                                            ------------  -----------
Cash and cash equivalents at September 30                       $92,862      $32,200
                                                            ============  ===========

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

         During the first quarter of 2001, a cash flow hedge with a notional amount of $50 million was terminated at a gain of $865,000. The gain is being recognized over the remaining term of the agreement. During the three and nine months ended September 30, 2001, gains net of tax of $88,000 and $266,000, respectively, were recognized in earnings (interest income) related to the termination of this instrument. The second instrument matured on February 27, 2001. At September 30, 2001, the Company had no derivative instruments.

3.         The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three and nine months ended September 30. Appropriate share and per share information in the consolidated financial statements has been adjusted for the 3% stock dividend declared in November 2000.

         In thousands, except per share amounts
                                             Three months            Nine months
                                          ended September 30     ended September 30
                                          --------------------   -------------------
                                            2001       2000        2001      2000
                                          ---------  ---------   ---------  --------
Net income, basic and diluted               $5,642     $6,331     $17,964   $19,508
                                          =========  =========   =========  ========

Average shares outstanding                  11,051     11,005      11,025    10,998
Effect of dilutive securities                  161        137         146       136
                                          ---------  ---------   ---------  --------
Average shares outstanding including
   dilutive securities                      11,212     11,142      11,171    11,134
                                          =========  =========   =========  ========

Net income per share, basic                  $0.51      $0.57       $1.63     $1.78
                                          =========  =========   =========  ========

Net income per share, diluted                $0.50      $0.57       $1.61     $1.75
                                          =========  =========   =========  ========

4.         The amortized cost and fair value of securities available for sale are summarized as follows:

         In thousands
                                          September 30, 2001     December 31, 2000
                                          --------------------   -------------------
                                          Amortized    Fair      Amortized   Fair
                                            Cost      Value        Cost      Value
                                          ---------  ---------   ---------  --------
U.S. Treasury and U.S. government
  agencies                                $153,820   $155,065    $336,133   $337,114
Collateralized mortgage obligations        160,484    163,651     184,126    185,449
States and political subdivisions           60,118     63,745      62,663     65,359
Corporate obligations                       43,648     43,731      20,310     20,392
Federal Reserve and Federal Home
  Loan Bank Stock                           23,241     23,241      21,998     21,998
                                          ---------  ---------   ---------  --------
                                          $441,311   $449,433    $625,230   $630,312
                                          =========  =========   =========  ========

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

         The amortized cost and fair value of securities held to maturity are summarized as follows:

         In thousands
                                          September 30, 2001     December 31, 2000
                                          --------------------   -------------------
                                          Amortized    Fair      Amortized   Fair
                                            Cost      Value        Cost      Value
                                          ---------  ---------   ---------  --------
U.S. Treasury and U.S. government
  agencies                                  $2,525     $2,585      $2,525    $2,555
                                          =========  =========   =========  ========

5.         Activity in the allowance for loan losses for the nine months ended September 30, 2001 and 2000 follows:

         In thousands
                                              Nine months
                                          ended September 30
                                          --------------------
                                            2001       2000
                                          ---------  ---------
    Balance, January 1                      $9,979     $9,854

    Loans charged-off                       (1,785)    (2,261)
    Recoveries                                 431        219
                                          ---------  ---------
    Net loans charged-off                   (1,354)    (2,042)

    Provision for loan losses                1,701      2,135
                                          ---------  ---------
    Balance, September 30                  $10,326     $9,947
                                          =========  =========

6.         Significant components of other non-interest income and operating expenses are set forth below:

         In thousands
                                             Three months            Nine months
                                          ended September 30     ended September 30
                                          --------------------   -------------------
                                            2001       2000        2001      2000
                                          ---------  ---------   ---------  --------

Other non-interest income:
 Gains on sales of real estate                  $1       $150        $155      $592
 Gains on dispositions of lease residuals       74      1,050         118     1,092
 Other                                       1,206      1,093       3,399     3,272
                                          ---------  ---------   ---------  --------
                                            $1,281     $2,293      $3,672    $4,956
                                          =========  =========   =========  ========
         In thousands

                                              Three months           Nine months
                                           ended September 30     ended September 30
                                          --------------------   -------------------
                                              2001     2000        2001      2000
                                          ---------  ---------   ---------  --------

Other operating expenses:
 Advertising and marketing                    $324       $254      $1,144      $794
 Operating supplies                            340        346       1,055       984
 Legal and professional fees                   382        422       1,099     1,125
 Taxes, other than income taxes                482        422       1,391     1,259
 Other                                       1,444      1,399       4,431     4,159
                                          ---------  ---------   ---------  --------
                                            $2,972     $2,843      $9,120    $8,321
                                          =========  =========   =========  ========

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

7.         Cash Flows - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under agreements to resell. Certain activities of the Company, such as the acquisition of property in exchange for release of indebtedness, do not result in cash receipts or payments and, therefore, are not presented in the consolidated statements of cash flows.

         During the nine months ended September 30, 2001 and 2000, cash paid for income taxes amounted to $4.4 million and $7.9 million, respectively, and cash paid for interest was $48 million and $44 million, respectively.

8.         Selected financial information by business segment for September 2001 and 2000 follows:

         In thousands
                                             Three months            Nine months
                                          ended September 30     ended September 30
                                          --------------------   -------------------
                                            2001       2000        2001      2000
                                          ---------  ---------   ---------  --------
Net interest income
   Banking                                 $15,463    $15,696     $45,998   $47,627
   Gift certificate subsidiary                 795      1,005       3,315     3,242
   Other                                        37        108         162       410
                                          ---------  ---------   ---------  --------
      Total                                $16,295    $16,809     $49,475   $51,279
                                          =========  =========   =========  ========

Non-interest income
   Banking                                  $4,547     $4,826     $13,429   $12,270
   Gift certificate subsidiary                 707        306       2,658     1,453
   Other (a)                                 2,135      1,702       6,031     5,435
   Eliminations (a)                         (2,136)    (1,606)     (5,973)   (5,321)
                                          ---------  ---------   ---------  --------
      Total                                 $5,253     $5,228     $16,145   $13,837
                                          =========  =========   =========  ========

Net Income
   Banking                                  $4,902     $5,775     $14,935   $17,271
   Gift certificate subsidiary                 621        448       2,792     1,918
   Other                                       119        108         237       319
                                          ---------  ---------   ---------  --------
      Total                                 $5,642     $6,331     $17,964   $19,508
                                          =========  =========   =========  ========

Assets as of September 30                                     2001          2000
                                                          ------------  ------------
   Banking                                                 $1,694,680    $1,500,585
   Gift certificate subsidiary                                 79,255        63,567
   Other                                                        7,739        11,535
   Eliminations                                               (24,506)      (15,628)
                                                          ------------  ------------
      Total                                                $1,757,168    $1,560,059
                                                          ============  ============

(a) Data processing revenues, for services provided to the banking segment and certain other operating areas by the data processing subsidiary, are eliminated in the consolidated statement of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This item discusses the results of operations for the Company for the three and nine months ended September 30, 2001, and compares those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at September 30, 2001 as compared to December 31, 2000. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

         RESULTS OF OPERATIONS

         Net income for the three months ended September 30, 2001 was $5.642 million or $0.50 per share on a diluted basis compared to $6.331 million or $0.57 per share on a diluted basis for the three months ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $17.964 million or $1.61 per share on a diluted basis compared to $19.508 million or $1.75 per share on a diluted basis for the nine months ended September 30, 2000.

         On a diluted per share basis, net income for the three months ended September 30, 2001, decreased 12.3% compared to the three months ended September 30, 2000. For the nine months ended September 30, 2001, diluted net income per share decreased 8.0%, compared to the first nine months of 2000.

         Excluding unusual gains and expenses in each period, discussed below, net income in the third quarter of 2001 increased 10.6% compared to the third quarter of 2000 and net income for the nine months ended September 30, 2001, decreased 1.5% compared to the first nine months of 2000.

         Net income for the three and nine month periods ended September 30, 2001, and 2000 includes unusual gains and expenses. In 2001, MidAmerica recognized gains on sales of real estate of $1,000 for the third quarter and $155,000 for the nine-month period. Also, security gains of $1.502 million were recognized for the nine-month period. Litigation settlement reserve expenses associated with the previously reported Kentucky Central lawsuit were $600,000 in the third quarter and $1.8 million for the nine-month period. In 2000, MidAmerica recognized gains on sales of real estate of $150,000 for the third quarter and $592,000 for the nine month period. Also, in the third quarter of 2000, there was a gain from the sale of leased equipment in excess of residual value of $1.050 million and a gain on the sale of the life insurance subsidiary’s insurance base of $153,000.

         NET INTEREST INCOME

         Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest spread is the difference between the average rate of interest earned on earning assets and the average rate of interest expensed on interest bearing liabilities. The net yield on earning assets (interest margin) is net interest income divided by average earning assets. The following table summarizes the above for the three and nine months ended September 30, 2001 and 2000.

         Dollars in thousands
                              Three Months Ended           Nine Months Ended
                                 September 30                 September 30
                          ---------------------------  --------------------------
                                  2001          2000          2001          2000
                          ------------- -------------  ------------  ------------
Total interest income          $29,649       $32,115       $94,558       $96,094
Tax equivalent adjustment          408           436         1,288         1,264
                          ------------- -------------  ------------  ------------
Tax equivalent
 interest income                30,057        32,551        95,846        97,358
Total interest expense          13,354        15,306        45,083        44,815
                          ------------- -------------  ------------  ------------
Tax equivalent net
 net interest income           $16,703       $17,245       $50,763       $52,543
                          ============= =============  ============  ============
Average rate on
 earning assets                  7.10%         8.62%         7.59%         8.43%
Average rate on interest
 bearing liabilities             3.94%         5.17%         4.50%         4.93%
Net interest spread,
 annualized                      3.16%         3.45%         3.09%         3.50%
Net interest margin,
 annualized                      3.94%         4.56%         4.02%         4.55%

Average earning assets      $1,687,700    $1,497,889    $1,696,229    $1,536,073
Average interest bearing
 liabilities                $1,345,593    $1,176,883    $1,339,361    $1,215,311

         Net interest income on a tax equivalent basis decreased $542,000, or 3.1%, for the quarter and $1.780 million, or 3.4%, for the nine-month period. The declines in net interest income for the quarter and nine-month period are primarily attributable to the rapid decline in interest rates in 2001. From the beginning of 2001 through September 30, 2001, the Federal Reserve has reduced the federal funds interest rate eight times by a total of 350 basis points (3.50%). The net interest margin for the third quarter of 2001, compared to the same period in 2000, declined 62 basis points, to 3.94%, and for the nine-month period ended September 30, 2001, compared to the same period in 2000, declined 53 basis points, to 4.02%. Partially offsetting the negative impact of declining interest rates were the benefits associated with increases in average earning assets of $190 million, or 12.7%, for the quarter and $160 million, or 10.4%, for the nine-month period. Considering the October 2, 2001, interest rate reduction, expected loan growth and seasonal increases in gift certificates outstanding, net interest income in the fourth quarter of 2001 is expected to increase 1% to 2% over the third quarter of 2001 level of net interest income.

         ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level adequate to absorb estimated probable credit losses in the loan portfolio, considering nonperforming loans and overall economic conditions. In evaluating the allowance for loan losses management considers its evaluation of the risk characteristics of each segment of the loan portfolio, including the impact of current economic conditions on the borrowers’ ability to repay, past collection and loss experience and such other factors, which, in management’s judgment, deserve current recognition. Based on this process, the allowance for loan losses was considered adequate at September 30, 2001.

         The allowance for loan losses was $10.326 million, or 0.91% of loans, as of September 30, 2001, compared to $9.979 million, or 0.94% of loans, at December 31, 2000. The allowance for loan losses was 152% of non-performing loans at September 30, 2001, compared to 98% at December 31, 2000. Net loans charged off were $599,000 in the third quarter of 2001 and $1.354 million for the nine months ended September 30, 2001, compared to $1.033 million in the third quarter of 2000 and $2.042 million for the nine months ended September 30, 2000. Net loans charged off related to indirect automobile lending activities were $301,000 for the third quarter of 2001 and $827,000 for the nine-month period ended September 30, 2001, compared to $361,000 in the third quarter of 2000 and $1.294 million for the nine-month period ended September 30, 2000. The third quarter provision for loan losses in 2001 was $720,000, compared to $1.045 million in 2000. For the nine months ended September 30, 2001, the provision for loan losses was $1.701 million, compared to $2.135 million for the same period in 2000. See “Nonperforming Loans and Assets”.

         An analysis of the changes in the allowance for loan losses and selected ratios follows:

         Dollars in thousands
                                                       Nine Months Ended
                                                          September 30
                                                    ------------------------
                                                       2001            2000
                                                     --------       --------
Balance at January 1                                   $9,979         $9,854

Loans charged off                                      (1,785)        (2,261)
Recoveries                                                431            219
                                                     --------       --------
  Net loans charged off                                (1,354)        (2,042)
Provision for loan losses                               1,701          2,135
                                                     --------       --------
Balance September 30                                  $10,326         $9,947
                                                     ========       ========

Average loans, net of unearned income              $1,103,334     $1,057,590
Provision for loan losses to average loans              0.15%          0.20%
Allowance for loan losses to average loans              0.94%          0.94%
Allowance for loan losses to period-end loans           0.91%          0.93%

         NON-INTEREST INCOME AND OTHER OPERATING EXPENSES

         The following table sets forth the major components of non-interest income and other operating expenses for the three and nine months ended September 30, 2001 and 2000:

         In thousands
                                        Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                        --------------------  -------------------
                                            2001       2000      2001       2000
                                        ---------  ---------  --------  ---------
Non-Interest Income:
  Income from trust department              $876       $784    $2,571     $2,354
  Service charges on deposit accounts      2,230      1,550     5,792      4,748
  Gift certificate fees                      866        601     2,608      1,780
  Security gains (losses)                     --         --     1,502         (1)
  Gains on sales of real estate                1        150       155        592
  Gains on dispositions of
    lease residuals                           74      1,050       118      1,092
  Other                                    1,206      1,093     3,399      3,272
                                        ---------  ---------  --------  ---------
Total non-interest income                 $5,253     $5,228   $16,145    $13,837
                                        =========  =========  ========  =========
Other Operating Expenses:
  Salaries and employee benefits          $8,079     $7,166   $23,416    $21,173
  Occupancy expenses                         885        829     2,570      2,463
  Furniture and equipment expenses         1,192      1,160     3,537      3,429
  Provision for litigation
    settlement reserve                       600         --     1,800         --
  Advertising and marketing                  324        254     1,144        794
  Operating supplies                         340        346     1,055        984
  Legal and professional fees                382        422     1,099      1,125
  Taxes-Bank, property and other             482        422     1,391      1,259
  Other                                    1,444      1,399     4,431      4,159
                                        ---------  ---------  --------  ---------
Total other operating expenses           $13,728    $11,998   $40,443    $35,386
                                        =========  =========  ========  =========

         Excluding the unusual gains previously discussed, non-interest income in the third quarter of 2001 increased $1.377 million, or 35.5%, over the third quarter of 2000 and non-interest income for the nine months ended September 30, 2001, increased $2.445 million, or 20.3%, over 2000. Trust Department income increased $92,000, or 11.7%, for the quarter and $217,000, or 9.2%, for the nine-month period as a result of additional assets under management. Deposit service charges increased $680,000, or 43.9%, for the quarter and increased $1.044 million, or 22.0%, for the nine-month period, primarily as a result of a new overdraft program implemented in the second quarter of 2001. Gift certificate income increased $265,000 in the third quarter and increased $827,000 for the nine- month period, primarily a result of service charges from an increased level of unredeemed items. Income from a new bank-owned life insurance program initiated during the second quarter of 2001 was $282,000 for the quarter and $413,000 for the nine-month period. Fees from retail investment products, introduced in December 2000, were $77,000 for the third quarter and $280,000 for the nine-month period in 2001. Operating losses on low-income housing joint ventures included in other non-interest income, which are offset by related tax credits, increased $162,000 for the quarter and $390,000 for the nine-month period .

         Other operating expenses, excluding the previously discussed litigation expenses, increased $1.130 million, or 9.4%, for the quarter and $3.257 million, or 9.2%, for the nine-month period. The primary factors causing these expense increases were salary and benefits, which increased $912,000 or 12.7%, for the quarter and $2.243 million, or 10.6%, for the nine-month period. These increases are attributed to the impact of normal salary increases, effective near the beginning of the second quarter, which averaged 4.4%, higher staffing levels and increased costs of pension and health benefits. Staffing levels averaged 612 full-time employees in 2001, compared with 575 in 2000. Staffing levels have increased with the introduction of new services, new distribution methods and new branch locations. Occupancy expenses increased 6.8% for the quarter and 4.4% for the nine-month period with increased expenses for a replacement branch location, the new Southern Indiana branch and main office remodeling. Equipment expenses, impacted by Internet banking and check imaging, increased approximately 2.7% for the quarter and 3.1% for the nine-month period. Advertising and marketing expenses increased $71,000 for the quarter and $350,000 for the nine-month period, with the increased utilization of media advertising in 2001 and the expenses associated with signing a sports celebrity spokesperson for future advertising. Other operating expenses were also impacted by individually insignificant increases in general business expense categories, such as supplies, telephone, postage, dues, travel and entertainment and the like.

         INCOME TAXES

         The Company had income tax expense of $1.458 million for the third quarter of 2001 compared to $2.663 million for the same period in 2000, which yielded effective tax rates of 20.5% for 2001 and 29.6% for 2000. The year-to-date tax expense and effective tax rates were $5.512 million and 23.5% for 2001 and $8.087 million and 29.3% for 2000, respectively. The effective rate decline in 2001, is primarily attributed to an increased level of low-income housing, rehabilitation, and school board bond tax credits, and the new bank-owned life insurance program.

         FINANCIAL CONDITION

         Average assets were $1.798 billion for the third quarter of 2001, an increase of $178 million or 11% compared to the fourth quarter of 2000. Actual total assets decreased approximately $47 million from December 31, 2000 to September 30, 2001. The decline in actual assets from December 31, 2000 is not unusual considering the seasonally high gift certificates outstanding and securities sold under agreements to repurchase at year-end. Included in the increase in average assets between the fourth quarter of 2000 and the third quarter of 2001, are increases in average loans of $81 million, increases in average securities of $14 million and an increase in federal funds sold and securities purchased under agreements to resell of $54 million. The average earning asset growth was funded by a $81 million increase in average deposit balances, a $67 million increase in average customer repurchase agreements and federal funds purchased and a $13 million increase in average advances from the Federal Home Loan Bank. During the three and nine-month periods ended September 30, 2001, average earning assets increased approximately $190 million and $160 million respectively, compared to prior year periods.

         NONPERFORMING LOANS AND ASSETS

         A summary of non-performing loans and assets follows:

         Dollars in thousands

                                       September 30  December 31
                                       --------------------------
                                              2001          2000
                                       ------------  ------------
Loans accounted for on a
  non-accrual basis                         $3,715        $2,149
Restructured loans                             776           772
Loans contractually past
   due ninety days or more
   as to interest or principal
   payments                                  2,300         7,313
                                       ------------  ------------
Total non-performing loans                   6,791        10,234
Other real estate held for sale              6,946         8,017
                                       ------------  ------------
Total non-performing assets                $13,737       $18,251
                                       ============  ============

Non-performing loans
   to total loans                            0.60%         0.97%
Non-performing assets
   to total assets                           0.78%         1.01%
Allowance for loan losses
   to non-performing loans                    152%           98%

         Loans classified as impaired at September 30, 2001 aggregated $6.06 million and included $1.85 million of indirect automobile loans past due 45 days or more and non-accrual and restructured loans. At December 31, 2000, impaired loans aggregated $5.34 million and included $2.42 million of indirect automobile loans past due 45 days or more.

         As of September 30, 2001 and December 31, 2000, the Company had $13.8 million and $16.5 million, respectively, of loans which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management’s evaluation, including current market conditions, cash flow generated and appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.

         The Company considers the level of nonperforming loans in its evaluation of the adequacy of the allowance for loan losses. See “Allowance for Loan Losses and Provision for Loan Losses”

         Other real estate held for sale aggregated $6.9 million at September 30, 2001 and was principally comprised of a completed condominium project acquired in settlement of loans in November 1997. The condominium project, which had 35 unsold units at the time of acquisition, now involves 20 completed and readily marketable units and 7.5 acres of adjacent developed land. Five units were sold during 2001. This riverfront development had a carrying value of $5.2 million on September 30, 2001. Ten units are under contract for sale as of September 30, 2001.

         LIQUIDITY

         Liquidity represents the Company's ability to generate cash or otherwise obtain funds at a reasonable price to satisfy commitments to borrowers as well as demands of depositors. The loan and securities portfolios are managed to provide liquidity through maturity or payments related to such assets.

         The parent Company's liquidity depends primarily on the dividends paid to it as the sole shareholder of Bank of Louisville. The Bank paid $4.0 million of dividends to the Company during the nine months ended September 30, 2001.

         CAPITAL RESOURCES

         At September 30, 2001, shareholders' equity totaled $191.5 million, an increase of $13.1 million since December 31, 2000. Net income of $17.9 million after cash dividends of $7.9 million provided $10.0 million of the increase. Proceeds and tax benefits from stock options exercised added $730,000 to shareholders’ equity in 2001. Changes in other comprehensive income increased shareholders’ equity $2.338 million for the nine months ended September 30, 2001.

         The Company's capital ratios exceed minimum and “well capitalized” regulatory requirements and are as follows:

                                   Company     Company                    Well
                                September 30 December 31    Minimum   Capitalized
                                     2001        2000       Required     Minimum
                                 -----------  ----------  ----------- -----------
Leverage Ratio                        10.6%       10.8%        4.00%       5.00%
Tier I risk based capital ratio       13.5%       13.8%        4.00%       6.00%
Total risk based capital ratio        14.3%       14.6%        8.00%      10.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below illustrates the results of a simulation analysis of the impact of a 50 or 100 basis point upward or downward movement in interest rates on net interest income over the next twelve months. The impact of the rate movement was simulated as if rates changed immediately from September 30, 2001 levels, and remained constant at those levels thereafter. Management continually evaluates this data and could make adjustments to the assets and liability structure and/or pricing policies in the future to minimize the actual impact of rate changes.

                                            Movement in interest rates from
                                                September 30, 2001 rates
                                   -------------------------------------------------

                                           Increase                  Decrease
                                        +50bp      +100bp         -50bp      -100bp
                                   -----------  ----------    ----------  ----------
Net interest income
 decrease (in 1000's)                  $3,258      $4,317          $679       ($712)

Net income per
 share decrease                         $0.19       $0.25         $0.04      ($0.04)

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, in November 2000, partial summary judgment was rendered against the Bank in a seven year old lawsuit resulting from the collapse of Kentucky Central Insurance Company that involved certain real estate loans. Kentucky Central Life Ins. Co. in Liquidation, George Nichols, III Liquidator v Mid-America Bank of Louisville and Trust Company, No. 93-CI01967-AP 011 Franklin (KY) Circuit Court. The parties have agreed to attempt to reach a settlement through mediation that is scheduled for November 2001. There were no other significant developments in the litigation during the third quarter of 2001.

The Company is also a party to other routine legal proceedings which management believes will not have a material adverse effect on the Company’s financial condition or results on operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        There were no reports filed on Form 8-K during the third quarter of 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-America Bancorp
(Registrant)

Date: November 2, 2001	By:/s/ Steven Small
Steven Small
Treasurer

Date: November 2, 2001	By:/s/ Rick Guillaume
R.K. Guillaume
Chief Executive Officer